Form 10-Q
period 2011-12-31
Specializer Inc.
filed 2012-02-27
CIK 1528875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For quarterly period ended December 31, 2011

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 333-176715


                                SPECIALIZER, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                 90-0617781
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      548 Market Street #15099
      San Francisco, California                                    94104
(Address of principal executive offices)                         (Zip code)

                                Tel: 888-857-0714
                             Fax: +1 (206) 260-0111
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer has 15,100,000 shares of common stock outstanding as of January 31, 2012.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Balance Sheets as of December 31, 2011(Unaudited) and June 30, 2011       3

     Statements of Operations for the Three and Six Months Ended
     December 31, 2011 and for the Periods from October 4, 2010 (Inception)
     through December 31, 2011 and 2010 (Unaudited)                            4

     Statement of Stockholders' Equity for the Three Months Ended
     December 31, 2011, and for the Periods from October 4, 2010 (Inception)
     through December 31, 2011 (Unaudited)                                     5

     Statements of Cash Flows for the Six Months Ended December 31, 2011,
     and for the Periods from October 4, 2010 (Inception) through
     December 31, 2011 and 2010 (Unaudited)                                    6

     Notes to the Financial Statements (Unaudited)                             7

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            13

ITEM 4.  CONTROLS AND PROCEDURES                                              13

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    13

ITEM 1A. RISK FACTORS                                                         13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      13

ITEM 4.  REMOVED AND RESERVED                                                 13

ITEM 5.  OTHER INFORMATION                                                    13

ITEM 6.  EXHIBITS                                                             13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SPECIALIZER, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                                                           December 31,        June 30,
                                                                              2011               2011
                                                                            --------           --------
                                                                          (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                      $  4,050           $ 15,088
  Deferred offering costs                                                      5,436                 --
                                                                            --------           --------
      TOTAL CURRENT ASSETS                                                     9,486             15,088
                                                                            --------           --------

      TOTAL ASSETS                                                          $  9,486           $ 15,088
                                                                            ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $  2,987           $     --
                                                                            --------           --------
      TOTAL CURRENT LIABILITIES                                                2,987                 --
                                                                            --------           --------

STOCKHOLDERS' EQUITY:
  Preferred stock, 50,000,000 shares authorized, par value $0.001,
   no share issued or outstanding                                                 --                 --
  Common Stock, 100,000,000 shares authorized, par value $0.001,
   15,100,000 shares issued and outstanding                                   15,100             15,100
  Deficit accumulated during the development stage                            (8,601)               (12)
                                                                            --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                               6,499             15,088
                                                                            --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  9,486           $ 15,088
                                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                         For the Period                               For the Period
                                                              from                                         from
                                                         October 4, 2010                              October 4, 2010
                                    Three Months           (Inception)            Six Months            (Inception)
                                       Ended                 Through                Ended                 Through
                                    December 31,           December 31,          December 31,           December 31,
                                        2011                   2010                  2011                   2011
                                    ------------           ------------          ------------           ------------
REVENUE                             $         --           $         --          $         --           $         --
                                    ------------           ------------          ------------           ------------

EXPENSES                                   3,957                     --                 8,589                  8,601
                                    ------------           ------------          ------------           ------------

Income before income taxes                (3,957)                    --                (8,589)                (8,601)
Provision for income taxes                    --                     --                    --                     --
                                    ------------           ------------          ------------           ------------

NET LOSS                            $     (3,957)          $         --          $     (8,589)          $     (8,601)
                                    ============           ============          ============           ============
BASIC AND DILUTED:
  Loss per common share                        a                      a                     a                      a
                                    ------------           ------------          ------------           ------------
WEIGHTED AVERAGE
  Number of common shares             15,100,000                100,000            15,100,000              8,985,210
                                    ============           ============          ============           ============

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                  (Unaudited)

                                                                                         Deficit
                                                         Common Stock                  Accumulated
                                                  --------------------------           During the              Total
                                                 Number of                             Development          Stockholders'
                                                  Shares              Amount              Stage                Equity
                                                  ------              ------              -----                ------
October 4, 2010 (Inception)                             --          $       --          $       --           $       --

Common stock issued to officers
 directors for cash ($0.001 per share)          15,100,000              15,100                  --               15,100

Net loss                                                --                  --                 (12)                 (12)
                                                ----------          ----------          ----------           ----------
Balance June 30, 2011                           15,100,000              15,100                 (12)              15,088
                                                ----------          ----------          ----------           ----------

Net loss                                                --                  --              (4,632)              (4,632)
                                                ----------          ----------          ----------           ----------
Balance September 30, 2011                      15,100,000          $   15,100          $   (4,644)          $   10,456
                                                ----------          ----------          ----------           ----------

Net loss                                                --                  --              (3,957)              (3,957)
                                                ----------          ----------          ----------           ----------

Balance December 31, 2011                       15,100,000          $   15,100          $   (8,601)          $    6,499
                                                ==========          ==========          ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                             Statements of Cashflows
                                  (Unaudited)

                                                                                        For the Period    For the Period
                                                                                             from             from
                                                                                        October 4, 2010   October 4, 2010
                                                                       Six Months        (Inception)       (Inception)
                                                                         Ended             Through           Through
                                                                       December 31,       December 31,      December 31,
                                                                          2011               2010              2011
                                                                        --------           --------          --------
OPERATING ACTIVITIES:
  Net loss                                                              $ (8,589)          $     --          $ (8,601)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Increase in accounts payable                                          2,987                 --             2,987
                                                                        --------           --------          --------
           NET CASH USED BY OPERATING ACTIVITIES                          (5,602)                --            (5,614)
                                                                        --------           --------          --------

INVESTING ACTIVITIES:

           NET CASH USED BY INVESTING ACTIVITIES                              --                 --                --
                                                                        --------           --------          --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                      --                 --            15,100
  Payment of offering costs                                               (5,436)                --            (5,436)
                                                                        --------           --------          --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (5,436)                --             9,664
                                                                        --------           --------          --------
Net Increase (Decrease) in Cash                                          (11,038)                --             4,050

Cash, Beginning of Period                                                 15,088                 --                --
                                                                        --------           --------          --------

Cash, End of Period                                                     $  4,050           $     --          $  4,050
                                                                        ========           ========          ========
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash paid during the period for:
  Interest                                                              $     --           $     --          $     --
                                                                        ========           ========          ========
  Income Taxes                                                          $     --           $     --          $     --
                                                                        ========           ========          ========


   The accompanying notes are an integral part of these financial statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2011

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Specializer, Inc. ("the Company") was incorporated under the laws of the state of Nevada on October 4, 2010. The Company has limited operations, is considered a development stage company and has not yet realized any revenues from its planned operations.

The Company will create mobile business apps for professionals who work in jobs that require a high degree of mobility. "Apps," short for "applications," are small software programs built for use on a smartphone or mobile device. Usually sold at a lower price compared to boxed software, apps also take up less hard drive space and do not require extensive hardware capabilities to run. They have relatively specialized functions, such as delivering the news, gaming and entertainment, barcode scanning, and GPS navigation. Apps for mobile devices are available for download through distribution platforms such as app stores.

The Company's goal is to create an app targeted at the mobile professional workforce. Our app, to be named "SpecialApp," will help these professionals, whose jobs require a high degree of travel and whose work entails dealing with a differentiated client base, to record their hours, manage their invoices, and keep track of their stock. Once developed, SpecialApp will eliminate the need to manually log time spent commuting, working on-site, and adding up the cost of materials. Convenience and affordability will be our main selling points.

As a development stage enterprise, the Company discloses the retained earnings or deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial information.

The financial information as of June 30, 2011 is derived from the audited financial statements. The unaudited condensed interim financial statements should be read in conjunction with this registration statement, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the periods ended December 31, 2011 are not necessarily indicative of results for the full fiscal year.

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

EARNINGS PER SHARE

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income
(loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

DEFERRED OFFERING COSTS

Costs directly related to the issuance of common stock are capitalized when incurred and reclassed to equity at the time proceeds from the sale of common stock are received.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

INCOME TAXES

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company's tax year ended December, 31, 2010 remains subject to examination by Federal and state jurisdictions.

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of December 31, 2011, the Company had no accrued interest or penalties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company was not be required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this update did not have an impact on the Company's financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company's deferred tax assets are reduced by a valuation allowance because, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011, the Company has not generated any taxable income and, therefore, has no tax liability. As of December 31, 2011, the Company has available operating loss carry forwards of approximately $8,601, which expire in 2031.

NOTE 4. STOCKHOLDER'S EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 50,000,000 shares of preferred stock, par value $0.001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On October 4, 2010, the Company issued 100,000 common shares to an officer and director for cash consideration of $0.001per share, for net proceeds of $100.

On January 18, 2011, the Company issued 5,000,000 common shares to its officers and directors for cash consideration of $0.001 per share, for net proceeds of $5,000.

On May 16, 2011, the Company issued 10,000,000 common shares to an officer and director for cash consideration of $0.001 per share, for net proceeds of $10,000.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through December 31, 2011, the Company has not generated any revenue or incurred any costs to implement it business plan. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain financing to implement its business plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2011.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 27, 2011, which is the date the financial statements were available for issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short - and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Specializer, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Business" in our Form S-1/A filed with the SEC on January 4, 2012. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

OVERVIEW

On October 4, 2010, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of creating mobile business software applications, or "apps," for smart phones and mobile devices for professionals who work in jobs that require a high degree of mobility.

Our business will be to create mobile business apps for professionals who work in jobs that require a high degree of mobility. "Apps," short for
"applications," are small software programs built for use on a smartphone or mobile device. Usually sold at a lower price compared to boxed software, apps also take up less hard drive space and do not require extensive hardware capabilities to run. They have relatively specialized functions, such as delivering the news, gaming and entertainment, barcode scanning, and GPS navigation. Apps for mobile devices are available for download through distribution platforms such as app stores.

We are in the development stage of developing and commercializing mobile business apps for freelancers and small size businesses. Our goal is to create apps targeted at the mobile professional workforce. Our first app, to be named "SpecialApp," will help these professionals, whose job requires a high degree of travel and whose work entails dealing with a differentiated client base, to record their hours, manage their invoices, and keep track of their stock. Once developed, SpecialApp will eliminate the need to manually log time spent commuting, working at the site, and adding up the cost of materials. Convenience and affordability will be our main selling appoints. We plan to develop SpecialApp for the Apple's iPhone phones, in the future if resources we allow us we will develop an app for an Android based mobile phones.

SpecialApp will manage user expenses and will work with the existing GPS tracking system built into users' smartphones. Once activated, SpecialApp will run in the background and automatically track the user's time spent on the road and time spent at the work site. At the work site, the app will gather the client's contact and billing information through GPS. Upon sensing the user move away from the work site, SpecialApp will automatically generate an invoice and bill the client for services rendered. SpecialApp stores all data on the user's mobile device, and will allow for that data to be exported as a spreadsheet or text file. Additionally, SpecialApp will be able to manage the user's client address book and let the user set different hourly rates for each client.

By way of example, in the beginning of the work day the user will activate SpecialApp on his smartphone. SpecialApp will run in the background and work with the GPS built into the user's smartphone to track his drive to client A. Five minutes after arriving at a work site of a client ("client A"), SpecialApp will sense that the user has stopped. It will then gather client A's work site information via GPS and will run it against the user's address book. If it matches, the information will be pulled from the client address book, and if it does not match, a pop-up screen will appear and the user will be asked to add a new client to its client address book. After finishing his assignments at client A's work site, the user will input into SpecialApp the cost materials to be included in client A's invoice and then will send the invoice to client A. Upon sensing the user again in motion, if the user forgot to send the invoice SpecialApp pop-up a reminder to invoice client A. Because client A has negotiated with the user for a lower rate, the user will be able to change his pre-set hourly rate - information that SpecialApp will save in its database for future dealings with client A.

Upon the completion of SpecialApp, we hope to expand our mobile app selection for small businesses and offer an array of applications to increase the efficiency and bolster the productivity of mobile professionals.

At this stage in our development, there can be no assurance that we will be successful in generating revenues from our app or that freelance professionals will be receptive to our application.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE PERIOD FROM OCTOBER 4, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

During the three months ended December 31, 2011, we incurred operating expenses of $3,957, consisting of accounting, auditing and filing fees of $3,803 related to the filing of our Form S-1 registration statement, and other general and administrative expenses of $154.

During the period from October 4, 2010 (inception) through December 31, 2010, we incurred no operating expenses

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2011

During the six months ended December 31, 2011, we incurred operating expenses of $8,589. Our operating expenses for the six months ended December 31, 2011 included accounting, auditing and filing fees related to the filing of our Form S-1 registration statement of $7,803, $494 of organizational costs, and other general and administrative expenses of $292.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of December 31, 2011, we had current assets of $9,486; consisting of cash of $4,050 and deferred offering costs of $5,436; and current liabilities of $2,987, consisting solely of accounts payable.

During the six months ended December 31, 2011, we used $5,602 of cash in operations for the operating expenses described above, less $2,987 which remained unpaid and is included in accounts payable as of December 31, 2011.

For the period from October 4, 2010 (Inception) through December 31, 2011, we used $5,614 of cash in operations for the operating expenses incurred during the six months ended December 31, 2011 in addition to $12 of operating expense incurred prior to July 1, 2011, less $2,987 which remained unpaid and is included in accounts payable as of December 31, 2011.

Because we have not generated any revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2011, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                            Description
------                            -----------

31.1     Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

31.2     Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302

32.1     Certification Pursuant to 18 U.S.C. ss.1350, Section 906

101*     Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
To be provided by amendment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALIZER, INC.


By: /s/ Simone Bar-Tal
    -------------------------------------------
    Simone Bar-Tal
    President and Director (Principal Executive
    Officer, Principal Financial Officer,
    Principal Accounting Officer)
    February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Liby Weinstock
    -------------------------------------------
    Liby Weinstock
    Secretary, Treasurer and Director
    February 27, 2012