Form 10-Q
period 2012-03-31
Specializer Inc.
filed 2012-05-14
CIK 1528875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                    For quarterly period ended March 31, 2012

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

Large accelerated filer [ ]                        Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer has 15,100,000 shares of common stock outstanding as of May 1, 2012.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                  3

     Balance Sheets as of March 31, 2012 (Unaudited) and June 30, 2011         3

     Statements of Operations for the Three and Nine Months Ended
     March 31, 2012 and for the Periods from October 4, 2010 (Inception)
     through March 31, 2012 and 2011 (Unaudited)                               4

     Statement of Stockholders' Equity for the Nine Months Ended
     March 31, 2012, and for the Periods from October 4, 2010 (Inception)
     through March 31, 2012 (Unaudited)                                        5

     Statements of Cash Flows for the Nine Months Ended March 31,  2012,
     and for the Periods from October 4, 2010 (Inception) through
     March 31, 2012 and 2011 (Unaudited)                                       6

     Notes to the Financial Statements (Unaudited)                             7

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            12

ITEM 4.  CONTROLS AND PROCEDURES                                              12

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      12

ITEM 4.  MINE SAFETY DISCLOSURES                                              12

ITEM 5.  OTHER INFORMATION                                                    12

ITEM 6.  EXHIBITS                                                             12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SPECIALIZER, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                                                       March 31,          June 30,
                                                                         2012               2011
                                                                       --------           --------
                                                                      (Unaudited)         (Audited)
                                     ASSETS

Current Assets:
  Cash                                                                 $    874           $ 15,088
  Deferred offering costs                                                10,436                 --
                                                                       --------           --------
      Total current assets                                               11,310             15,088
                                                                       --------           --------

      Total assets                                                     $ 11,310           $ 15,088
                                                                       ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                     $  8,800           $     --
                                                                       --------           --------

      Total current liabilities                                           8,800                 --
                                                                       --------           --------
Stockholders' Equity:
  Preferred stock, 50,000,000 shares authorized,
   par value $0.001, no share issued or outstanding                          --                 --
  Common Stock, 100,000,000 shares authorized,
   par value $0.001, 15,100,000 shares issued and outstanding            15,100             15,100
  Deficit accumulated during the development stage                      (12,590)               (12)
                                                                       --------           --------
      Total stockholders' equity                                          2,510             15,088
                                                                       --------           --------

      Total liabilities and stockholders' equity                       $ 11,310           $ 15,088
                                                                       ========           ========


   The accompanying notes are an integral part of these financial statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)

                                                                                     For the           For the
                                                                                   Period from       Period from
                                                                                 October 4, 2010   October 4, 2010
                              Three Months      Three Months      Nine Months      (Inception)       (Inception)
                                 Ended              Ended            Ended           Through           Through
                               March 31,          March 31,        March 31,         March 31,         March 31,
                                  2012              2011             2012              2011              2012
                              ------------      ------------     ------------      ------------      ------------
Revenue                       $         --      $         --     $         --      $         --      $         --
                              ------------      ------------     ------------      ------------      ------------

Expenses                             3,989                --           12,578                --            12,590
                              ------------      ------------     ------------      ------------      ------------

Income before income taxes          (3,989)               --          (12,578)               --           (12,590)

Provision for income taxes              --                --               --                --                --
                              ------------      ------------     ------------      ------------      ------------

Net loss                      $     (3,989)     $         --     $    (12,578)     $         --      $    (12,590)
                              ============      ============     ============      ============      ============
Basic and Diluted:
  Loss per common share                  a                 a                a                 a                 a
                              ============      ============     ============      ============      ============

Weighted average
 Number of common shares        15,100,000         4,100,000       15,100,000         2,122,472        14,948,162
                              ============      ============     ============      ============      ============

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                  Statement of Stockholders' Equity (Unaudited)

                                                                          Deficit
                                                Common Stock            Accumulated
                                            ---------------------       During the           Total
                                           Number of                    Development       Stockholders'
                                            Shares         Amount          Stage             Equity
                                            ------         ------          -----             ------
October 4, 2010 (Inception)                       --     $       --      $       --        $       --

Common stock issued to officers
 directors for cash ($0.001 per share)    15,100,000         15,100              --            15,100

Net loss                                          --             --             (12)              (12)
                                          ----------     ----------      ----------        ----------

Balance June 30, 2011                     15,100,000         15,100             (12)           15,088
                                          ----------     ----------      ----------        ----------

Net loss                                          --             --         (12,578)          (12,578)
                                          ----------     ----------      ----------        ----------

Balance March 31, 2012                    15,100,000         15,100      $  (12,590)       $    2,510
                                          ==========     ==========      ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                              SPECIALIZER, INC.
                        (A Development Stage Company)
                     Statements of Cashflows (Unaudited)

                                                                                    For the           For the
                                                                                  Period from       Period from
                                                                                October 4, 2010   October 4, 2010
                                                                Nine Months       (Inception)       (Inception)
                                                                   Ended            Through           Through
                                                                 March 31,          March 31,         March 31,
                                                                   2012               2011              2012
                                                                 --------           --------          --------
OPERATING ACTIVITIES:
  Net loss                                                       $(12,578)          $     --          $(12,590)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities
     Increase in accounts payable                                   8,800                 --             8,800
                                                                 --------           --------          --------
          Net cash used by operating activities                    (3,778)                --            (3,790)
                                                                 --------           --------          --------
INVESTING ACTIVITIES:

          Net cash used by investing activities                        --                 --                --
                                                                 --------           --------          --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                               --                 --            15,100
  Payment of offering costs                                       (10,436)                --           (10,436)
                                                                 --------           --------          --------
          Net cash provided by (used in) financing activities     (10,436)                --             4,664
                                                                 --------           --------          --------

Net Increase (Decrease) in Cash                                   (14,214)                --               874

Cash, Beginning of Period                                          15,088                 --                --
                                                                 --------           --------          --------

Cash, End of Period                                              $    874           $     --          $    874
                                                                 ========           ========          ========
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash paid during the period for:
  Interest                                                       $     --           $     --          $     --
                                                                 ========           ========          ========
  Income Taxes                                                   $     --           $     --          $     --
                                                                 ========           ========          ========


   The accompanying notes are an integral part of these financial statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the periods ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The
Company's tax year ended June, 30, 2011 remains subject to examination by Federal and state jurisdictions.

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of March 31, 2012, the Company had no accrued interest or penalties.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company's deferred tax assets are reduced by a valuation allowance because, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2012, the Company has not generated any taxable income and, therefore, has no tax liability. As of March 31, 2012, the Company has available operating loss carry forwards of approximately $12,590, which expire in 2031.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The  Company  has  issued   shares  to  its  officers  and  directors  for  cash
consideration as described in Note 4.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through March 31, 2012, the Company has not generated any revenue or incurred any costs to implement it business plan. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain financing to implement its business plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2012.

NOTE 8. CONFLICTS OF INTEREST

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

During the three months ended March 31, 2012, we incurred operating expenses of $3,989, consisting of accounting, auditing and filing fees of $3,800 related to the filing of our periodic reports with the SEC, and other general and administrative expenses of $189.

During the three months ended March 31, 2011, we incurred no operating expenses.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2012

During the nine months ended March 31, 2012, we incurred operating expenses of $12,578. Our operating expenses for the nine months ended March 31, 2012 included accounting, auditing and filing fees related to the filing of our Form S-1 registration statement and periodic reports with the SEC of $11,603, $494 of organizational costs, and other general and administrative expenses of $351.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of March 31, 2012, we had current assets of $11,310; consisting of cash of $874 and deferred offering costs of $10,436; and current liabilities of $8,800, consisting solely of accounts payable.

During the nine months ended March 31, 2012, we used $3,778 of cash in operations for the operating expenses described above, less $8,800 which remained unpaid and is included in accounts payable as of March 31, 2012.

For the period from October 4, 2010 (Inception) through March 31, 2012, we used $3,790 of cash in operations for the operating expenses incurred during the nine months ended March 31, 2012 in addition to $12 of operating expense incurred prior to July 1, 2011, less $8,800 which remained unpaid and is included in accounts payable as of March 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2012, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

SPECIALIZER, INC.


By: /s/ Simone Bar-Tal
    -------------------------------------------
    Simone Bar-Tal
    President and Director (Principal Executive
    Officer, Principal Financial Officer,
    Principal Accounting Officer)
    May 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Liby Weinstock
    -------------------------------------------
    Liby Weinstock
    Secretary, Treasurer and Director
    May 14, 2012