Form 10-K
period 2012-06-30
Specializer Inc.
filed 2012-09-28
CIK 1528875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For fiscal year ended June 30, 2012

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number 333-176715

                              SPECIALIZER INC, INC.
             (Exact name of registrant as specified in its Charter)

            Nevada                                                90-0617781
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                                548 Market #15099
                         San Francisco, California 94104
               (Address of principal executive offices) (Zip Code)

                                 (888) 857-0714
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

As of August 31, 2012 there were 19,346,000 shares of common stock issued and outstanding.

                                SPECIALIZER, INC.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Specializer, Inc. The term "fiscal year" refers to our fiscal year ending June
30. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

                                TABLE OF CONTENTS

PART I
ITEM 1.   Business                                                             4
ITEM 1A.  Risk Factors                                                         7
ITEM 1B.  Unresolved Staff Comments                                           14
ITEM 2.   Properties                                                          14
ITEM 3.   Legal Proceedings                                                   14
ITEM 4.   Mine Safety Disclosures                                             14

Part II
ITEM 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   14
ITEM 6.   Selected Financial Data                                             15
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk          18
ITEM 8.   Financial Statements and Supplementary Data                         19
ITEM 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            28
ITEM 9A.  Controls and Procedures                                             28
ITEM 9B.  Other Information                                                   29

PART III
ITEM 10.  Directors, Executive Officers, and Corporate Governance             29
ITEM 11.  Executive Compensation                                              31
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     32
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        33
ITEM 14.  Principal Accounting Fees and Services                              33

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules                             34

Signatures                                                                    35

                                     PART I

ITEM 1. BUSINESS

BACKGROUND AND BUSINESS OVERVIEW

On October 4, 2010, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of creating mobile business software applications, or "apps," for smart phones and mobile devices for professionals who work in jobs that require a high degree of mobility.

Simone Bar-Tal has served as our President, and Liby Weinstock has served as our Secretary and Treasurer, from October 4, 2010, until the current date. Our board of directors is comprised of two persons: Simone Bar-Tal and Liby Weinstock.

We are authorized to issue 100,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

Pursuant to a Subscription Agreement dated October 4, 2010, we offered and sold 10,000,000 shares of our common stock to Liby Weinstock, our Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $10,000. Pursuant to a Subscription Agreement dated January 18, 2011, we offered and sold 2,500,000 shares of our common stock to Simone Bar-Tal our President and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $2,500. Pursuant to a Subscription Agreement dated January 18, 2011, we offered and sold 2,500,000 shares of our common stock to Liby Weinstock our Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $2,500. Pursuant to a Subscription Agreement dated May 16, 2011, we offered and sold 100,000 shares of our common stock to Liby Weinstock our Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $100. From June 2012 through August 2012, we offered and sold 4,246,000 shares of common stock for gross proceeds of $42,460. These shares were issued in August 2012.

PRINCIPAL PRODUCTS AND SERVICES

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

We are in the development stage of developing and commercializing mobile business apps for freelancers and small businesses. Our goal is to create apps targeted at the mobile professional workforce. Our first app, to be named "SpecialApp," will help these professionals, whose jobs require a high degree of travel and whose work entails dealing with a differentiated client base, to record their hours, manage their invoices, and keep track of their stock. Once developed, SpecialApp will eliminate the need to manually log time spent commuting, working at the site, and adding up the cost of materials. Convenience and affordability will be our main selling appoints. We plan to develop SpecialApp for the Apple's iPhone phones, in the future if resources we allow us we will develop an app for Android based mobile phones.

SpecialApp will manage user expenses and will work with existing GPS tracking systems built into users' smartphones. Once activated, SpecialApp will run in the background and automatically track the user's time spent on the road and time spent at the work site. At the work site, the app will gather the client's contact and billing information through GPS. Upon sensing the user move away from the work site, SpecialApp will automatically generate an invoice and bill the client for services rendered. SpecialApp will store all data on the user's mobile device, and will allow for that data to be exported as a spreadsheet or text file. Additionally, SpecialApp will be able to manage the user's client address book and let the user set different hourly rates for each client.

By way of example, at the beginning of the work day the user will activate SpecialApp on his smartphone. SpecialApp will run in the background and work with the GPS built into the user's smartphone to track his drive to client A. Five minutes after arriving at a work site of a client ("Client A"), SpecialApp will sense that the user has stopped. It will then gather client A's work site information via GPS and will run it against the user's address book. If it matches, the information will be pulled from the client address book, and if it does not match, a pop-up screen will appear and the user will be asked to add a new client to its client address book. After finishing his assignments at Client A's work site, the user will input into SpecialApp the cost of materials to be included in Client A's invoice and then will send the invoice to client A. Upon sensing the user again in motion, if the user forgot to send the invoice, SpecialApp will generate a pop-up reminder to invoice Client A. Because Client A has negotiated with the user for a lower rate, the user will be able to change his pre-set hourly rate - information that SpecialApp will save in its database for future dealings with Client A.

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

REVENUE MODEL

We plan to generate revenue from the following sources:

SALE OF SPECIALAPP

We plan to sell SpecialApp on the App Store site, for $6.99. Apple claims 30% of the revenue from the sale of each app, leaving us with 70% or $4.89.

IN-APP ADS

One of the major benefits of advertising on an app is that advertisers can take advantage of the users' geographic and demographic information and target their ads appropriately. We plan to use Admob by Google as a way to insert advertisements into our app. AdMob is one of the world's largest mobile advertising networks, and offers the ability for app developers to earn revenue by publishing ads in their software. Revenue is generated according to the PPC (Pay Per Click) model, where advertisers pay the hosting service a flat rate each time the ad is clicked.

THE MARKET OPPORTUNITY

According to statistics made available by the International Data Corporation
(IDC) in their December 2010 article, "Worldwide and U.S. Mobile Applications, Storefronts, and Developer 2010-2014 Forecast and Year-End 2010 Vendor Shares:
The "Appification" of Everything":

     * Application developers have produced more than 300,000 mobile apps injust over three years.
     * The market for mobile applications will continue to accelerate; the number of downloaded apps is expected to increase from 10.9 billion worldwide in 2010 to 76.9 billion in 2014. In addition to booming adoption of smartphones around the world, new connected device categories including media tablets, eReaders, portable media players, consumer electronics, TVs, automobiles, and eventually even PCs will all contribute to the enormous growth of mobile apps
     * Worldwide mobile apps revenues will experience similar growth, surpassing $35 billion in 2014.

FREELANCE MARKET

     * There are currently 42.6 million contingent workers (31% of the total workforce) in the United States (Government Accountability Office,
          2006). This includes self-employed independent contractors, temps, and part-time employees.
     * The chart below shows the growth in hours worked by contract and freelance employees (Odesk.com)

Our target market is the mobile professional worker who expends much time and energy on accounting for their hours. SpecialApp will provide an all-in-one option that will consolidate time tracking, client invoicing, and material costs.

Our management believes that if we properly execute our business plan, our app will provide a service that, though already performed by multiple apps, is not yet available in a single program.

COMPETITION AND COMPETITIVE STRATEGY

Competition within the mobile app industry is intense. We believe there is no one app on the market that allows freelancers and contract workers to concurrently track, invoice, and manage their stock. Apps exist that perform these tasks separately, but in our management's opinion, putting all these functions into one app will further ease the workload of the mobile professional.

Many of our competitors have longer operating histories, greater financial, sales, marketing and technological resources and longer established client relationships than we do. However, we believe that SpecialApp's all-in-one bundle and relatively low price point of $6.99 (flat rate) will differentiate us from the competitors listed below:

Freshbooks (www.freshbooks.com) - Freshbooks is a program that allows freelancers to send, receive, and manage invoices online. Freshbooks' paid service starts at $20/month and goes up to $40/month. It does not support automatic GPS tracking for hours spent on the road, or addressbook creation functions.

Cashboard (www.getcashboard.com) - Cashboard is a program that allows freelancers to send pdf invoices, estimates, and receipts online. Cashboard's paid plan starts at $10 per month - each active client costs 25 cents to add to the program. It does not support automatic GPS tracking for hours spent on the road, or addressbook creation functions.

Harvest (www.getharvest.com) - Harvest is a timetracking and invoicing program for freelancers. Harvest's plans start at $12 and go up to $90 per month. It does not support automatic GPS tracking for hours spent on the road, or Address Book creation functions.

EMPLOYEES

We currently have no employees, not including Simone Bar-Tal and Liby Weinstock, our sole officers and directors.

ITEM 1A. RISK FACTORS

                                  RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this Annual Report in evaluating our company and its business before purchasing shares of our company's common stock. You could lose all or part of your investment due to any of these risks.

RISKS RELATING TO OUR BUSINESS

WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

We were incorporated on October 4, 2010 and have very limited operations. We have not realized any revenues to date. Our proposed SpecialApp product is under early development and is not ready for commercial sale. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to June 30, 2012 is $15,647. Based upon our plans, we expect to incur significant operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our product. We may fail to generate revenues in the future. If we cannot attract a significant number of users of our SpecialApp, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that:

     - the actual expenditures required to be made are at or above the higher range of our estimated expenditures;
     - we incur unexpected costs in completing the development of our product or encounter any unexpected difficulties;

     - we incur delays and additional expenses related to the development of our product or a commercial market for our product;
     -    we are unable to create a substantial market for our products; or
     -    we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

Because we have not generated any revenue from our business, and we are at least 24- 30 months (from the date hereof) away from being in a position to generate revenues, we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses.

Our ability to successfully develop our product and to eventually produce and use it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned software application and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we are able to even obtain loans.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

OUR BUSINESS MODEL MAY NOT BE SUFFICIENT TO ENSURE OUR SUCCESS IN OUR INTENDED MARKET.

Our survival is currently dependent upon the success of our efforts to gain market acceptance of one application that will ultimately represent a very small segment in our targeted industry when it is completed. Should our target market not be as responsive to our SpecialApp as we anticipate, we may not have in place alternate products or services that we can offer to ensure our survival.

While many new products such as the one that we are planning are regularly introduced, only a relatively small number of successful applications account for a significant portion of net revenue in our industry. Our product may not be a successful application or competitors may develop applications that imitate or compete with our successful application, and take our targeted revenue stream away from us or reduce our ability to command profitable revenue streams for our

SpecialApp. Successful products developed by our competitors may take a larger share of our target market than we anticipate, which could cause our software application revenue streams to fall below our expectations. If our competitors develop more successful products or offer competitive products at lower price, our revenue, margins, and profitability will decline.

PRODUCT DEVELOPMENT SCHEDULES ARE LONG AND FREQUENTLY UNPREDICTABLE, AND WE MAY EXPERIENCE DELAYS IN INTRODUCING OUR PRODUCT, WHICH MAY ADVERSELY AFFECT OUR REVENUES.

The development cycle for products such as that we are planning is long. We currently believe that the total cycle for commercialization (meaning the development of the product to the point at which it may be purchased by consumers) of the SpecialApp will in excess of 12 months from the date that funding has been received and accepted, which occurred in August 2012. In addition, the creative process inherent in application development makes the length of the development cycle difficult to predict. As a result we may experience delays in introducing our product. If an unanticipated delay affects the release of our application, we may not achieve anticipated revenues. Revenues will also be adversely affected if market interest in the subject matter of our application declines from what we believe it is at present. A delay in introducing a new software application could also require us to spend more development resources to complete the application, which would increase our costs and lower our margins, or cause us to experience losses.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. Therefore, we must start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to our competitors', less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses. Any such failure to adapt to, and appropriately allocate resources among, emerging technologies would harm our competitive position, reduce our market share and significantly increase the time we take to bring our product to market.

We are planning to use third parties to develop our application. We will have less control over third parties because we cannot control their personnel, schedule or resources. It will be more difficult to detect design faults and software errors. Any such fault or error could cause delays in delivering our product or require design modifications delays or defects would likely have a more detrimental impact on our business than if we were a more established company. Any of these factors could cause an application not to meet our quality standards or expectations, or not to be completed on time or at all. If this happens, we could lose anticipated revenues, or our entire investment in our software application.

We have not completed development of our application and we have no revenues from the sale or use of our application. The success of our proposed business will depend on the completion and the acceptance of our application by the general public. Achieving such acceptance will require significant marketing investment. Our application, once developed and tested, may not be accepted by our users at sufficient levels to support our operations and build our business. If our application is not accepted at sufficient levels, our business will fail.

We have not applied for any trademark, patent or other intellectual property registration with any governmental agency for our name or for our software product. At present we are planning to enter into non-disclosure agreements with employees to protect our technology. Despite our precautions taken to protect our proposed software programs, unauthorized parties may attempt in the future to reverse engineer, copy or obtain and use our software application. If they are successful we could lose our technology or they could develop similar programs, which could create more competition for us and even cause our proposed business operations to fail.

Currently, we have only two employees, Simone Bar-Tal and Liby Weinstock, who are also our officers and directors. We depend entirely on Mr. Bar-Tal and Ms. Weinstock, for all of our operations. The loss of either Mr. Bar-Tal or Ms. Weinstock will have a substantial negative effect on our company and may cause our business to fail. Mr. Bar-Tal and Ms. Weinstock have not been compensated for their services since our incorporation, and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Bar-Tal or Ms. Weinstock services could prevent us from completing the development of our product and developing revenues. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not have any employment agreements or maintain key person life insurance policies on our officers and directors. We do not anticipate entering into employment agreements with him or acquiring key man insurance in the foreseeable future.

We have not completed the development of our product and have yet to generate revenues. Our two officers and directors have no prior online application marketing or selling industry experience. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful. There can be no assurance that our proposed application will gain wide acceptance in its target market or that we will be able to effectively market our product.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS.

We believe that the main competitive factors in the software application industry include: product features and ease of use; brand name recognition; quality of products; ease of use; price; marketing support; and quality of customer service. The barriers to entry in the software application industry, in which we are planning to operate, are also much lower than more traditional software products because there are no publishing agreements with or royalties to be paid to the hardware manufacturers.

Many companies worldwide are dedicated to developing and marketing software applications for mobile devices. We expect more companies to enter this industry. Our competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have. Our software application, when completed, will be in competition with these companies, such as freshbooks(www.freshbooks.com), Cashboard (www.getcashboard.com) and Harvest (www.getharvest.com). We are to be considered as one of the smallest with no commercial products at present.

Because software applications are rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our software application and technology. These products and services may significantly affect the demand for our services. If we are unable to compete successfully, we could lose sales and market share. We also could experience difficulty hiring and retaining qualified software developers and other employees. Any of these consequences would significantly harm our business, results of operations and financial condition. There can be no assurance that we will be able to effectively compete with our competitors or that their present and future offerings would render our product obsolete or noncompetitive. This intense competition may have a material adverse effect on our results of operations and financial condition and prevent us from achieving profitable revenue levels from our product.

BECAUSE OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Simone Bar-Tal, our President and a Director, currently devotes approximately 15 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Bar-Tal to our company could negatively impact our business development.

Liby Weinstock, our Secretary, Treasurer and a Director, currently devotes 15 hours per week providing management services to us. While she presently possesses adequate time to attend to our interest, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. The loss of Ms. Weinstock to our company could negatively impact our business development.

OUR INDEPENDENT AUDITORS' REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Weinberg & Baer LLC, state in their audit report, dated September 1, 2012 and included herein, that we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations. As a result, there is a substantial doubt that we will be able to continue as a going concern.

Liby Weinstock, our Secretary, Treasurer and a Director, currently owns 65% of Specializer's issued and outstanding shares of common stock, and Simone Bar-Tal, currently owns 13% of Specializer's issued and outstanding shares of common stock.. Such control may be risky to the investor because our company's operations are dependent on a very few people who could lack ability, or interest in pursuing our operations. In such event, our business may fail and you may lose your entire investment. Moreover, investors are not able to effect a change in the company's board of directors, business or management.

WE ARE NEW TO THE PERIODIC REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH REQUIRES US TO INCUR AUDIT FEES AND LEGAL FEES IN CONNECTION WITH THE PREPARATION OF SUCH REPORTS. THESE ADDITIONAL COSTS WILL NEGATIVELY AFFECT OUR ABILITY TO EARN A PROFIT.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations there under. In order to comply with such requirements, our independent registered auditors have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services may vary significantly. Factors such as the number and type of transactions that we engage in and the complexity of our reports cannot accurately be determined at this time and may have a major negative affect on the cost and amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

THE LACK OF PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Both Simone Bar-Tal and Liby Weinstock lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Neither of them has ever been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

There is presently no public trading market for our common stock, we have not applied for a trading symbol or quotation, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. We intend to seek out a market maker to apply to have our common stock quoted on the OTC Bulletin Board. However, there can be no assurance that Specializer's shares will be quoted on the OTC Bulletin Board. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. If a market for our common stock does develop, our stock price may be volatile.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES OF COMMON STOCK BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks." A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Our shares currently are not traded on Nasdaq nor on any other exchange nor are they quoted on the OTC/Bulletin Board or "OTC/BB." We hope to find a broker-dealer to act as a market maker for our stock and file on our behalf with the NASD an application on Form 15c(2)(11) for approval for our shares to be quoted on the OTC/BB. If we are successful in finding such a market maker and successful in applying for quotation on the OTC/BB, it is very likely that our stock will be considered a "penny stock". In that case, purchases and sales of our shares will be generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

INVESTORS THAT NEED TO RELY ON DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

We are authorized to issue up to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of August 31, 2012, there are 19,346,000 issued and outstanding common shares. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our common shares.

ALL OF OUR ASSETS AND OUR OFFICERS AND DIRECTORS ARE LOCATED OUTSIDE OF THE USA. THIS MAY CAUSE ANY ATTEMPTS TO ENFORCE LIABILITIES UNDER THE U.S. SECURITIES AND BANKRUPTCY LAWS TO BE VERY DIFFICULT.

Currently, all of our assets are either located or controlled in Israel. Simone Bar-Tal and Liby Weinstock also resides in Israel. This is likely to remain so for at least the next 12 months. Therefore, any investor that attempts to enforce against the company or against Mr. Bar-Tal and Ms. Weinstock liabilities that accrue under U.S. securities laws or bankruptcy laws will face the difficulty of complying with local laws in these countries, with regards to enforcement of foreign judgments. This could make it impracticable or uneconomic to enforce such liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 548 Market St #15099, San Francisco, California 94104. The office is a location at which the Company receives mail, has office services and can hold meetings. The Company pays approximately $44 per month for such office services and believes that such office services are adequate for the Company's office space needs for the foreseeable future. Our officers, Simone Bar-Tal and Liby Weinstock, work on Company business from their respective residences in Israel.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We intend to have our common stock be quoted on the OTC Bulletin Board. If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that: (i) it is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (ii) securities admitted to quotation are offered by one or more Broker-dealers rather than the "specialist" common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all, that we apply and qualify for admission to quotation on the NASDAQ Capital Market. We may not now and it may never qualify for quotation on the OTC Bulletin Board or be accepted for listing of our securities on the NASDAQ Capital Market.

TRANSFER AGENT

We have not retained a transfer agent to serve as transfer agent for shares of our common stock. Until we engage such a transfer agent, we will be responsible for all record-keeping and administrative functions in connection with the shares of our common stock.

HOLDERS

As of August 31, 2012, there were 34 holders of the Company's 19,346,000 shares of common stock issued and outstanding.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled "investors that need to rely on dividend income or liquidity should not purchase shares of our common stock."

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans. We may in the future adopt a stock option plan as our developmental activities progress.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements on our current expectations and projections about future events". These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

You should read the following plan of operation together with our audited financial statements and related notes appearing elsewhere in this Annual Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" or elsewhere in this Annual Report.

PLAN OF OPERATIONS

We are in the development stage of developing and commercializing mobile business apps for freelancers and small size businesses. Our goal is to create apps targeted at the mobile professional workforce. Our first app, to be named "SpecialApp," will help these professionals, whose jobs require a high degree of travel and whose work entails dealing with a differentiated client base, to record their hours, manage their invoices, and keep track of their stock. Once developed, SpecialApp will eliminate the need to manually log time spent commuting, working at the site, and adding up the cost of materials. Convenience and affordability will be our main selling appoints.

Our goal is to help freelancers and small sized businesses whose jobs require a high degree of travel to record their hours, manage their invoices, and keep track of their stock. We plan to generate revenues from the sale of our SpecialApp and from in-app advertisements.

Our goals over the next 12 months are to:

     *    Complete the development SpecialApp.
     *    Commercialize SpecialApp for the iPhone;
     *    Initiate our marketing campaign and our sales strategy.

Our current business objectives are:

     *    To become a recognized brand of mobile business apps.
     *    To execute our marketing plan and to create interest in SpecialApp;

ACTIVITIES TO DATE

We were incorporated in Nevada on October 4, 2010. We are a development stage company that only recently commenced with its business operations and we currently have no revenue and no significant assets. Our executive offices are located at 548 Market St #15099, San Francisco, California 94104. The office is a location at which the Company receives mail, has office services and can hold meetings. Our officers, Simone Bar-Tal and Liby Weinstock, work on Company business from their respective residences in Israel.

We have accomplished the following:

     1. Prepared the software requirements specification - which is a detailed description of the functions to be preformed by SpecialApp;
     2. Defined a set of use cases that described all the interactions the user will have with SpecialApp; and
     3.   Designed a brand logo for our business.

MILESTONES

Below is a brief description of our planned activities during the next 12 months.

     * Engage and begin the development of SpecialApp by a software developer according to our software requirements specification;
     *    Correct any detected discovered defects;
     *    Submission of SpecialApp to the App Store;
     *    Promote SpecialApp to freelancers and small sized businesses.
     *    Support multi-user.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2012 COMPARED TO THE PERIOD FROM OCTOBER 4, 2010 (INCEPTION) THROUGH JUNE 30, 2011

Lack of Revenues: We have limited operational history. From our inception on October 4, 2010 to June 30, 2012 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Professional Fees: During the year ended June 30, 2012, the Company incurred $14,343 of professional fees consisting entirely of auditing, accounting and filing fees associated with the Company's filing of a registration statement on Form S-1 and period reports with the SEC. We incurred no such costs during the period from October 4, 2010 (inception) through June 30, 2011.

Other General and Administrative Expenses: During the year ended June 30, 2012, the Company incurred other general and administrative expenses of $1,292 consisting of $623 of business licensing fees, $464 of mail forwarding costs, $179 of bank charges, and $26 of telephone expenses. Expenses for the period from October 4, 2010 through June 30, 2011 consisted solely of bank charges of $12.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $5,797 in cash and accounts payable of $11,340. In July and August 2012, we received $36,960 from the sale of 3,696,000 shares of common stock, in addition to the $5,440 received for the sale of 550,000 shares of common stock in June 2012.

We believe our current cash and working capital balance is sufficient to cover our expenses for the next 12 months, which is a limited operations scenario to maintain our corporate existence.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

Financial Statements

  Independent Auditor's Report                                                20

  Balance Sheets                                                              21

  Statement of Operations                                                     22

  Statement of Stockholders' Equity                                           23

  Statement of Cashflows                                                      24

  Notes to Financial Statements                                               25

                    REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Specializer Inc.:

We have audited the accompanying balance sheets of Specializer Inc. (a Nevada corporation in the development stage) as of June 30, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2012 and 2011, and from inception (October 4, 2010) through June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specializer Inc.. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended June 30, 2012 and 2011, and from inception (October 4, 2010) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as June 30, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Weinberg & Baer LLC
-------------------------------------
Baltimore, Maryland
September 1, 2012

                                SPECIALIZER, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                                                    June 30, 2012      June 30, 2011
                                                                    -------------      -------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $  5,797           $ 15,088
  Deferred offering costs                                                 9,084                 --
                                                                       --------           --------
      TOTAL CURRENT ASSETS                                               14,881             15,088
                                                                       --------           --------

      TOTAL ASSETS                                                     $ 14,881           $ 15,088
                                                                       ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $ 11,340           $     --
                                                                       --------           --------
      TOTAL CURRENT LIABILITIES                                          11,340                 --
                                                                       --------           --------
STOCKHOLDERS' EQUITY:
  Preferred stock, 50,000,000 shares authorized,
   par value $0.001, no share issued or outstanding                          --                 --
  Common Stock, 100,000,000 shares authorized,
   par value $0.001, 15,100,000 shares issued and outstanding            15,100             15,100
  Common stock subscribed not issued                                      4,088                 --
  Deficit accumulated during the development stage                      (15,647)               (12)
                                                                       --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                          3,541             15,088
                                                                       --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 14,881           $ 15,088
                                                                       ========           ========

   The Accompanying Notes are an Integral Part of These Financial Statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                     Period from        Period from
                                                                   October 4, 2010    October 4, 2010
                                                                     (Inception)        (Inception)
                                                   Year Ended          Through            Through
                                                 June 30, 2012      June 30, 2011      June 30, 2012
                                                 -------------      -------------      -------------
REVENUE                                           $         --       $         --       $         --
                                                  ------------       ------------       ------------

EXPENSES                                                15,635                 12             15,647
                                                  ------------       ------------       ------------
Income before income taxes                             (15,635)               (12)           (15,647)
Provision for income taxes                                  --                 --                 --
                                                  ------------       ------------       ------------

NET LOSS                                          $    (15,635)      $        (12)      $    (15,647)
                                                  ============       ============       ============
Basic and Diluted:
  Loss per common share                                      a                  a                  a
                                                  ------------       ------------       ------------

Weighted Average Number of common shares            15,101,803          4,802,602         10,738,835
                                                  ============       ============       ============

----------
a = Less than ($0.01) per share


   The Accompanying Notes are an Integral Part of These Financial Statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                    Common          Deficit
                                       Common Stock                 Stock         Accumulated
                                  -----------------------         Subscribed      During the           Total
                                 Number of                            Not         Development       Stockholders'
                                  Shares           Amount           Issued           Stage             Equity
                                  ------           ------           ------           -----             ------
OCTOBER 4, 2010 (INCEPTION)             --       $       --       $       --       $       --        $       --

Common stock issued  to
 officers directors for
 cash ($0.001 per share)        15,100,000           15,100               --               --            15,100

Net loss                                --               --               --              (12)              (12)
                                ----------       ----------       ----------       ----------        ----------
BALANCE JUNE 30, 2011           15,100,000           15,100               --              (12)           15,088

Common stock subscribed
 ($0.01 per share)                      --               --            5,440               --             5,440

Offering costs                          --               --           (1,352)              --            (1,352)

Net loss                                --               --               --          (15,635)          (15,635)
                                ----------       ----------       ----------       ----------        ----------

BALANCE JUNE 30, 2012           15,100,000       $   15,100       $    4,088       $  (15,647)       $    3,541
                                ==========       ==========       ==========       ==========        ==========


   The Accompanying Notes are an Integral Part of These Financial Statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                             Statements of Cashflows

                                                                                          Period from        Period from
                                                                                        October 4, 2010    October 4, 2010
                                                                                          (Inception)        (Inception)
                                                                       Year Ended           Through            Through
                                                                      June 30, 2012      June 30, 2011      June 30, 2012
                                                                      -------------      -------------      -------------
OPERATING ACTIVITIES:
  Net loss                                                              $(15,635)          $    (12)          $(15,647)
  Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     Increase in accounts payable                                          6,180                 --              6,180
                                                                        --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES                          (9,455)               (12)            (9,467)
                                                                        --------           --------           --------
INVESTING ACTIVITIES:

           NET CASH USED BY INVESTING ACTIVITIES                              --                 --                 --
                                                                        --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                       5,440             15,100             20,540
  Payment of offering costs                                               (5,276)                --             (5,276)
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               164             15,100             15,264
                                                                        --------           --------           --------
Net Increase (Decrease) in Cash                                           (9,291)            15,088              5,797
Cash, Beginning of Period                                                 15,088                 --                 --
                                                                        --------           --------           --------

CASH, END OF PERIOD                                                     $  5,797           $ 15,088           $  5,797
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========
SCHEDULE OF NONCASH FINANCING ACTIVITIES
  Offering costs include in acoutns payable                             $  5,160           $     --           $  5,160
                                                                        ========           ========           ========


   The Accompanying Notes are an Integral Part of These Financial Statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2012, the Company had no accrued interest or penalties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has not identified any recently issued accounting pronouncements that are expected to have a material impact on the Company's financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of June 30, 2012, the Company has not generated any taxable income and, therefore, has no tax liability. The Company's deferred tax assets are fully reserved as of June 30, 2012.

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

ISSUED AND OUTSTANDING

On October 4, 2010, the Company issued 10,000,000 common shares to an officer and director for cash consideration of $0.001 per share, for net proceeds of $10,000.

On January 18, 2011, the Company issued 5,000,000 common shares to its officers and directors for cash consideration of $0.001 per share, for proceeds of $5,000.

On May 16, 2011, the Company issued 100,000 common shares to an officer and director for cash consideration of $0.001per share, for net proceeds of $100.

In June 2012, the company received subscriptions for 560,000 shares of common stock for gross proceeds of $5,600. These shares were issued in August 2012.

In July and August 2012, the company received subscriptions for 3,696,000 shares of common stock for gross proceeds of 36,960. These shares were issued in August 2012.

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

On October 4, 2010, the Company issued 10,000,000 common shares to an officer and director for cash consideration of $0.001 per share, for net proceeds of $10,000.

On January 18, 2011, the Company issued 5,000,000 common shares to its officers and directors for cash consideration of $0.001 per share, for net proceeds of $5,000.

On May 16, 2011, the Company issued 100,000 common shares to an officer and director for cash consideration of $0.001per share, for net proceeds of $100.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through June 30, 2012, the Company has not generated any revenue or incurred any costs to implement it business plan. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain financing to implement its business plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has raised additional funds through the sale of common stock and believe these funds will provide sufficient capital for the next twelve months.

NOTE 7. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2012

NOTE 8. SUBSEQUENT EVENTS

In July and August 2012, the company received subscriptions for 3,696,000 shares of common stock for gross proceeds of 36,960. These shares were issued in August 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Weinberg & Baer LLC, is our registered independent public accounting firm. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of June 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2012, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     * Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2012, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Directors and Officers currently serving our Company is as follows:

         Name (1)            Age             Positions and Officers
         --------            ---             ----------------------

     Simone Bar-Tal          32         President and Director
     Liby Weinstock          28         Secretary, Treasurer and Director

----------
(1) Unless otherwise noted, the address of each person or entity listed is c/o Specializer Inc., 548 Market St #15099, San Francisco, California 94104.

The directors named above will serve until the next annual meeting of the stockholders or until his respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the discretion of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

SIMONE BAR-TAL, AGE 32

Simone Bar-Tal is a co-founder of Specializer Inc. with Liby Weinstock and has served as our President and a Director since October 4, 2010. Form November 2009 until the present time, Mr. Bar-Tal has been employed as a promotional team leader at Ai.am.as.tk. Ltd., a real estate investment company. From November 2007 until November 2008, Mr. Bar-Tal worked as a sound designer, audio editor and composer at SuicideChain studios, located in Tel Aviv, Israel. From January 2005 until April 2007, Mr. Bar-Tal worked as a sound designer and audio editor at Sound-gram Post Production of London, United Kingdom. Mr. Bar-Tal's entrepreneurial desires to our conclusion that he should be serving as a member of our Board of Directors in light of our business and structure.

LIBY WEINSTOCK, AGE 28

Liby Weinstock is a co-founder of Specializer Inc. with Simone Bar-Tal and has served as our Secretary, Treasurer and a Director since October 4, 2010. From January 2010 until the present time, Ms. Weinstock has worked as a computer instructor for the Understand Your Computer project, established by the Ministry of Finance of Israel. Under this program, she teaches children and adults to operate a computer and use software applications. From March 2009 until January 2010, Ms. Weinstock worked as a self-employed graphic artist, where she used graphic design software to logo design, flyers, business cards and private business signs. From March 2006 until March 2007, Ms. Weinstock was employed as a chief mentor at DSNR, a call center located in Israel, in which position she managed a staff of five employees in telephone sales. From October 2009 until the present time, Ms. Weinstock has been a student studying Humanities and Social Sciences at The Open University, Israel. From July 2008 until October 2009, she studied Graphics at Mentor, located in Israel, and obtained her Certificate of Graphic Operations in 2009. Ms. Weinstock's experience and education related to computer software led to our conclusion that she should be serving as a member of our Board of Directors in light of our business and structure.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our directors that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director's business and personal activities and relationships as they may relate to us and our management.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Our two officers and directors, Simone Bar-Tal and Liby Weinstock, are our only employees.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such two directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest of our executive officers and directors.

BOARD'S ROLE IN RISK OVERSIGHT

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company's financial risk exposures.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the year ended June 30, 2012 and for the period from October 4, 2010 (inception) through June 30, 2011:

Name and                                                          Non-Equity       Nonqualified
Principal                                   Stock     Option    Incentive Plan      Deferred         All Other
Position       Year  Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Compensation($)  Compensation($)  Total($)
--------       ----  ---------  --------  ---------  ---------  ---------------  ---------------  ---------------  --------
Simone         2012     0          0         0          0             0                0                 0            0
Bar-Tal (1)    2011     0          0         0          0             0                0                 0            0

Liby           2012     0          0         0          0             0                0                 0            0
Weinstock (2)  2011     0          0         0          0             0                0                 0            0

----------
(1)  President and Director since October 4, 2010.
(2)  Secretary, Treasurer and Director since October 4, 2010.

None of our directors have received monetary compensation since our inception to the date of this Annual Report. We currently do not pay any compensation to our director serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officer since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for development stage companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with either of its two officers and directors, Simone Bar-Tal and Liby Weinstock.

DIRECTOR COMPENSATION

The following table sets forth director compensation for the year ended June 30, 2012 and for the period from October 4, 2010 (inception) through June 30, 2011:

              Fees                                                 Nonqualified
             Earned                                Non-Equity        Deferred
             Paid in      Stock      Option      Incentive Plan    Compensation       All Other
 Name        Cash($)    Awards($)   Awards($)    Compensation($)    Earnings($)    Compensation($)   Total($)
 ----        -------    ---------   ---------    ---------------    -----------    ---------------   --------
Simone          0            0           0              0                0                 0             0
Bar-Tal

Liby            0            0           0              0                0                 0             0
Weinstock

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of August 31, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 19,346,000 shares of our common stock issued and outstanding as of August 31, 2012. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock.

                           Name and Address of         Number of Shares         Percent of
Title of Class              Beneficial Owner(1)       Owned Beneficially        Class Owned
--------------              ----------------          ------------------        -----------
Common Stock:                Liby Weinstock                12,600,000               65.1%

Common Stock:                Simone Bar-Tal                 2,500,000               12.9%

All executive officers
 and directors as a group                                  15,100,000               78.1%

----------
(1) Unless otherwise noted, the address of each person or entity listed is c/o Specializer Inc., 548 Market St #15099, San Francisco, California 94104.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a Subscription Agreement dated October 4, 2010, we offered and sold 10,000,000 shares of our common stock to Liby Weinstock, our Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $10,000. Pursuant to a Subscription Agreement dated January 18, 2011, we offered and sold 2,500,000 shares of our common stock to Simone Bar-Tal our President and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $2,500. Pursuant to a Subscription Agreement dated January 18, 2011, we offered and sold 2,500,000 shares of our common stock to Liby Weinstock our Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $2,500. Pursuant to a Subscription Agreement dated May 16, 2011, we offered and sold 100,000 shares of our common stock to Liby Weinstock our Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $100.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed during the fiscal years ended June 30, 2012 and for the period from October 4, 2010 (inception) through June 30, 2011 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2012 and 2011 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                               2012              2011
                                             --------          --------

      Audit Fees and Audit Related Fees      $  7,900          $  2,500
      Tax Fees                                     --                --
      All Other Fees                               --                --
                                             --------          --------
      TOTAL                                  $  7,900          $  2,500
                                             ========          ========

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

PRE APPROVAL POLICIES AND PROCEDURES

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number                               Description
------                               -----------

31.1     Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

31.2     Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302

32.1     Certification Pursuant to 18 U.S.C. ss.1350, Section 906

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SPECIALIZER INC.
                                 (Registrant)


Date: September 27, 2012       By: /s/ Simone Bar-Tel
                                  ----------------------------------------------
                               Name:  Simone Bar-Tel
                               Title: President
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)