Form 10-Q
period 2012-09-30
Specializer Inc.
filed 2012-11-14
CIK 1528875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For quarterly period ended September 30, 2012

                                       or

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]

Non-accelerated  filer [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer has 19,346,000 shares of common stock outstanding as of November 13, 2012

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                  3

     Balance Sheets as of September 30, 2012  (Unaudited) and June 30, 2012    3

     Statements of Operations for the Three Months Ended September 30, 2012
     and 2011 and for the period from October 4, 2010  (Inception)  through
     September 30, 2012 (Unaudited)                                            4

     Statement of Stockholders' Equity for the Three Months Ended September
     30, 2012, and for the Periods from October 4, 2010 (Inception) through
     September 30, 2012 (Unaudited)                                            5

     Statements of Cash Flows for the Three Months Ended September 30, 2012
     and 2011, and for the Periods from October 4, 2010 (Inception) through
     September 30, 2012 (Unaudited)                                            6

     Notes to the Financial Statements (Unaudited)                             7

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            11

ITEM 4.  CONTROLS AND PROCEDURES                                              11

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      12

ITEM 4.  MINE SAFETY DISCLOSURES                                              12

ITEM 5.  OTHER INFORMATION                                                    12

ITEM 6.  EXHIBITS                                                             12

                                SPECIALIZER, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                                                  September 30,        June 30,
                                                                      2012               2012
                                                                    --------           --------
                                                                   (Unaudited)        (Audited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                              $ 35,993           $  5,797
  Deferred offering costs                                                 --              9,084
                                                                    --------           --------
      TOTAL CURRENT ASSETS                                            35,993             14,881
                                                                    --------           --------

      TOTAL ASSETS                                                  $ 35,993           $ 14,881
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  9,740           $ 11,340
                                                                    --------           --------
      TOTAL CURRENT LIABILITIES                                        9,740             11,340
                                                                    --------           --------
STOCKHOLDERS' EQUITY:
  Preferred stock, 50,000,000 shares authorized,
   par value $0.001, no share issued or outstanding                       --                 --
  Common stock,100,000,000 shares authorized,
   par value $0.001, 19,346,000 and 15,100,000 shares
   issued and outstanding, respectively                               19,346             15,100
  Common stock subscribed not issued                                      --              4,088
  Additional paid in capital                                          27,471                 --
  Deficit accumulated during the development stage                   (20,564)           (15,647)
                                                                    --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                      26,253              3,541
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 35,993           $ 14,881
                                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                           For the Period from
                                                                                             October 4, 2010
                                                                                               (Inception)
                                                          Three Months Ended                     Through
                                                             September 30,                     September 30,
                                                      2012                  2011                   2012
                                                  -----------           ------------           ------------
REVENUE                                           $         --           $         --           $         --
                                                  ------------           ------------           ------------

EXPENSES                                                 4,917                  4,632                 20,564
                                                  ------------           ------------           ------------

Loss before income taxes                                (4,917)                (4,632)               (20,564)
Provision for income taxes                                  --                     --                     --
                                                  ------------           ------------           ------------

NET LOSS                                          $     (4,917)          $     (4,632)          $    (20,564)
                                                  ============           ============           ============
BASIC AND DILUTED:
  Loss per common share                                      a                      a                      a
                                                  ------------           ------------           ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES            18,389,066             15,100,000             11,703,184
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

                               SPECIALIZER, INC.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                                  (Unaudited)

                                                                               Common       Deficit
                                       Common Stock                            Stock      Accumulated
                                   ---------------------      Additional     Subscribed   During the        Total
                                  Number of                    Paid In          Not       Development    Stockholders'
                                   Shares         Amount       Capital         Issued        Stage          Equity
                                   ------         ------       -------         ------        -----          ------
October 4, 2010 (Inception)               --     $     --      $     --       $     --      $     --       $      --

Common stock issued to
 officers directors for cash
 ($0.001 per share)               15,100,000       15,100            --             --            --          15,100

Net loss                                  --           --            --             --           (12)            (12)
                                 -----------     --------      --------       --------      --------       ---------
BALANCE JUNE 30, 2011             15,100,000       15,100            --             --           (12)         15,088

Common stock subscribed
 ($0.001 per share)                       --           --            --          5,440            --           5,440

Offering costs                            --           --            --         (1,352)           --          (1,352)

Net loss                                  --           --            --             --       (15,635)        (15,635)
                                 -----------     --------      --------       --------      --------       ---------
BALANCE JUNE 30, 2012             15,100,000       15,100            --          4,088       (15,647)          3,541

Common stock issued
 ($0.01 per share)                 4,246,000        4,246        38,214         (5,440)           --          37,020

Offering costs                            --           --       (10,743)         1,352            --          (9,391)

Net loss                                  --           --            --             --        (4,917)         (4,917)
                                 -----------     --------      --------       --------      --------       ---------

BALANCE SEPTEMBER 30, 2012        19,346,000     $ 19,346      $ 27,471       $     --      $(20,564)      $  26,253
                                 ===========     ========      ========       ========      ========       =========


   The accompanying notes are an integral part of these financial statements.

                                SEPCIALIZER, INC.
                          (A Development Stage Company)
                             Statements of Cashflows
                                  (Unaudited)

                                                                                                        For the Period from
                                                                                                          October 4, 2010
                                                                                                            (Inception)
                                                                            Three Months Ended                Through
                                                                               September 30,                September 30,
                                                                          2012               2011               2012
                                                                        --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                              $ (4,917)          $ (4,632)          $(20,564)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Increase (decrease) in accounts payable                              (1,600)             4,000              4,580
                                                                        --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES                          (6,517)              (632)           (15,984)
                                                                        --------           --------           --------

INVESTING ACTIVITIES:

           NET CASH USED BY INVESTING ACTIVITIES                              --                 --                 --
                                                                        --------           --------           --------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  36,960                 --             57,500
  Payment of offering costs                                                 (247)            (5,000)            (5,523)
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            36,713             (5,000)            51,977
                                                                        --------           --------           --------
Net Increase (Decrease) in Cash                                           30,196             (5,632)            35,993
Cash, Beginning of Period                                                  5,797             15,088                 --
                                                                        --------           --------           --------

CASH, END OF PERIOD                                                     $ 35,993           $  9,456           $ 35,993
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Offering costs included in accounts payable                           $     --           $    436           $  5,160
                                                                        ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2012


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

The financial information as of June 30, 2012 is derived from the audited financial statements. The unaudited condensed interim financial statements should be read in conjunction with this registration statement, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of September 30, 2012, the Company had no accrued interest or penalties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has not identified any recently issued accounting pronouncements that are expected to have a material impact on the Company's financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of September 30, 2012, the Company has not generated any taxable income and, therefore, has no tax liability. As of September 30, 2012, the Company has available operating loss carry forwards of approximately $7,022, which expire in 2032.

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

On January 18, 2011, the Company issued 5,000,000 common shares to its officers and directors for cash consideration of $0.001 per share, for net proceeds of $4,988.

On May 16, 2011, the Company issued 100,000 common shares to an officer and director for cash consideration of $0.001per share, for net proceeds of $100.

In June 2012, the company sold 550,000 shares of common shares for cash consideration of $0.01 per share, for gross proceeds of $5,500. The company also incurred $9,084 of offering costs of which $5,160 remain unpaid and included in accounts payable as of June 30, 2012 and September 30, 2012. These shares were issued in August 2012.

In July and August 2012, the company sold 3,696,000 shares of common shares for cash consideration of $0.01 per share, for net proceeds of $36,713. These shares were issued in August 2012.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through September 30, 2012, the Company has not generated any revenue or incurred any costs to implement it business plan. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain financing to implement its business plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short - and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Specializer, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Business" in our Form 10-K filed with the SEC on September 28, 2012. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

PLAN OF OPERATIONS

We are in the development stage of developing and commercializing mobile business apps for freelancers and small size businesses. Our goal is to create apps targeted at the mobile professional workforce. Our first app, to be named "SpecialApp," will help these professionals, whose jobs require a high degree of travel and whose work entails dealing with a differentiated client base, to record their hours, manage their invoices, and keep track of their stock. Once developed, SpecialApp will eliminate the need to manually log time spent commuting, working at the site, and adding up the cost of m aterials. Convenience and affordability will be our main selling appoints.

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

We have accomplished the following:

     1. Prepared the software requirements specification - which is a detailed description of the functions to be performed by SpecialApp;
     2. Defined a set of use cases that described all the interactions the user will have with SpecialApp; and
     3.   Designed a brand logo for our business.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

During the three months ended September 30, 2012, we incurred operating expenses of $4,917, consisting of accounting, auditing and filing fees of $4,000 related to the filing of our periodic reports with the SEC, and other general and administrative expenses of $917.

During the three months ended September 30, 2011, we incurred operating expenses of $4,632, consisting of accounting, auditing and filing fees of $4,000 related to the filing of our periodic reports with the SEC, and other general and administrative expenses of $632.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of September 30, 2012, we had current assets of $35,993; consisting of cash of $35,993; and current liabilities of $9,740, consisting solely of accounts payable

During the three months ended September 30, 2012, we used $6,517 of cash in operations for the operating expenses described above, in addition to a $1,600 decrease in accounts payable as of September 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2012, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

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

SPECIALIZER, INC.


/s/ Simone Bar-Tal
-------------------------------------------
Simone Bar-Tal
President and Director (Principal Executive
Officer, Principal Financial Officer,
Principal Accounting Officer)
November 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Liby Weinstock
-------------------------------------------
Liby Weinstock
Secretary, Treasurer and  Director
November 13, 2012