Form 10-Q
period 2012-12-31
Specializer Inc.
filed 2013-02-14
CIK 1528875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For quarterly period ended December 31, 2012

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 000-54605


                                Specializer, Inc.
             (Exact name of registrant as specified in its charter)

             Nevada                                              90-0617781
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

Hebaliang Industry Park Hangkong Road Laifeng Country Enshi
         Autonomous Prefecture, Hubei, China                        445700
       (Address of principal executive offices)                   (Zip code)

                               Tel: 86-718-6288576
              (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer has 19,346,000 shares of common stock outstanding as of February 14, 2013.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                  3

         Balance Sheets as of December 31, 2012 (Unaudited) and
         June 30, 2012                                                         3

         Statements of Operations for the Six Months Ended December 31, 2012
         and 2011 and for the period from October 4, 2010 (Inception)
         through December 31, 2012(Unaudited)                                  4

         Statement of Stockholders' Equity for the Six Months Ended
         December 31, 2012, and for the Periods from October 4, 2010
         (Inception) through December 31, 2012 (Unaudited)                     5

         Statements of Cash Flows for the Six Months Ended December 31, 2012
         and 2011, and for the Periods from October 4, 2010 (Inception)
         through December 31, 2012 (Unaudited)                                 6

         Notes to the Financial Statements (Unaudited)                         7

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            15

ITEM 4.  CONTROLS AND PROCEDURES                                              15

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    15

ITEM 1A. RISK FACTORS                                                         15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      15

ITEM 4.  MINE SAFETY DISCLOSURES                                              16

ITEM 5.  OTHER INFORMATION                                                    16

ITEM 6.  EXHIBITS                                                             16

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                             December 31,         June 30,
                                                                                 2012               2012
                                                                               --------           --------
                                                                             (Unaudited)          (Audited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                         $     --           $  5,797
  Deferred offering costs                                                            --              9,084
                                                                               --------           --------
      TOTAL CURRENT ASSETS                                                           --             14,881
                                                                               --------           --------

      TOTAL ASSETS                                                             $     --           $ 14,881
                                                                               ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $     --           $ 11,340
                                                                               --------           --------
      TOTAL CURRENT LIABILITIES                                                      --             11,340
                                                                               --------           --------

STOCKHOLDERS' EQUITY:
  Preferred stock, 50,000,000 shares authorized, par value $0.001, share issued or outstanding at December 31, 2012 and June 30, 2012
  Common stock,100,000,000 shares authorized, par value $0.001,
   19,346,000 and 15,100,000 shares  issued and outstanding at
   December 31, 2012 and June 30, 2012 respectively                              19,346             15,100
  Common stock subscribed not issued                                                 --              4,088
  Additional paid in capital                                                     27,471                 --
  Deficit accumulated during the development stage                              (46,817)           (15,647)
                                                                               --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                                     --              3,541
                                                                               --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     --           $ 14,881
                                                                               ========           ========


    The accompanying notes are an integral part of these financial statements

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                          For the Period from
                                                                                                            October 4, 2010
                                          For the Three Months Ended         For the Six Months Ended         (Inception)
                                                December 31                        December 31                  Through
                                      ------------------------------      ------------------------------      December 31,
                                          2012              2011              2012              2011              2012
                                      ------------      ------------      ------------      ------------      ------------
REVENUE                               $         --      $         --      $         --      $         --      $         --
                                      ------------      ------------      ------------      ------------      ------------

EXPENSES                                    26,253             3,957            31,170             8,589            46,817
                                      ------------      ------------      ------------      ------------      ------------
Loss before income taxes                   (26,253)           (3,957)          (31,170)           (8,589)          (46,817)
Provision for income taxes                      --                --                --                --                --
                                      ------------      ------------      ------------      ------------      ------------

NET LOSS                              $    (26,253)     $     (3,957)     $    (31,170)     $     (8,589)     $    (46,817)
                                      ============      ============      ============      ============      ============
BASIC AND DILUTED:
  Loss per common share                          a                 a                 a                 a                 a
                                      ------------      ------------      ------------      ------------      ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                          19,346,000        15,100,000        18,872,234        15,100,000        15,248,600
                                      ============      ============      ============      ============      ============


----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                               Common       Deficit
                                       Common Stock                            Stock      Accumulated
                                   ---------------------      Additional     Subscribed   During the        Total
                                  Number of                    Paid In          Not       Development    Stockholders'
                                   Shares         Amount       Capital         Issued        Stage          Equity
                                   ------         ------       -------         ------        -----          ------
October 4, 2010 (Inception)               --     $     --      $     --       $     --      $     --       $      --

Common stock issued to
 officers directors for cash
 ($0.001 per share)               15,100,000       15,100            --             --            --          15,100

Net loss                                  --           --            --             --           (12)            (12)
                                 -----------     --------      --------       --------      --------       ---------
BALANCE JUNE 30, 2011             15,100,000       15,100            --             --           (12)         15,088

Common stock subscribed
 ($0.001 per share)                       --           --            --          5,440            --           5,440

Offering costs                            --           --            --         (1,352)           --          (1,352)

Net loss                                  --           --            --             --       (15,635)        (15,635)
                                 -----------     --------      --------       --------      --------       ---------
BALANCE JUNE 30, 2012             15,100,000       15,100            --          4,088       (15,647)          3,541

Common stock issued
 ($0.01 per share)                 4,246,000        4,246        38,214         (5,440)           --          37,020

Offering costs                            --           --       (10,743)         1,352            --          (9,391)

Net loss                                  --           --            --             --       (31,170)        (31,170)
                                 -----------     --------      --------       --------      --------       ---------

BALANCE DECEMBER 31, 2012         19,346,000     $ 19,346      $ 27,471       $     --      $(46,817)      $      --
                                 ===========     ========      ========       ========      ========       =========


    The accompanying notes are an integral part of these financial statements

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASHFLOWS
                                   (UNAUDITED)

                                                                                                        For the Period from
                                                                                                          October 4, 2010
                                                                             Six Months Ended               (Inception)
                                                                                December 31,                  Through
                                                                        ---------------------------         December 31,
                                                                          2012               2011               2012
                                                                        --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                              $(31,170)          $ (8,589)          $(46,817)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Increase (decrease) in accounts payable                             (11,340)             2,987                 --
                                                                        --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES                         (42,510)            (5,602)           (46,817)
                                                                        --------           --------           --------
INVESTING ACTIVITIES:

           NET CASH USED BY INVESTING ACTIVITIES                              --                 --                 --
                                                                        --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  36,960             57,500
  Payment of offering costs                                                 (247)            (5,436)           (10,683)
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            36,713             (5,436)            46,817
                                                                        --------           --------           --------
Net Increase (Decrease) in Cash                                           (5,797)           (11,038)                --
Cash, Beginning of Period                                                  5,797             15,088                 --
                                                                        --------           --------           --------

CASH, END OF PERIOD                                                     $     --           $  4,050           $     --
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Offering costs included in accounts payable                           $     --           $     --           $     --
                                                                        ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                                SPECIALIZER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2012


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Specializer, Inc. ("the Company") was incorporated under the laws of the state of Nevada on October 4, 2010. The Company has limited operations, is considered a development stage company and has not yet realized any revenues from its planned operations. The Company originally planned to create mobile business applications for professionals who work in jobs that require a high degree of mobility. The applications were aimed to help these professionals, whose jobs require a high degree of travel and whose work entails dealing with a differentiated client base, to record their hours, manage their invoices, and keep track of their stock. However, in connection with the change of control transaction that closed on January 7, 2013 and which is more fully described below under the section below titled "Change of Control," the Company appointed a new executive management team and changed its planned business operations.

The Company now intends to engage in a lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It will attempt to locate and negotiate with a business entity for the combination of that target company with the Company (the "Business Combination). The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

As a development stage enterprise, the Company discloses the retained earnings or deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. Until a Business Combination is completed, the Company's current director and officer anticipates funding the Company's operating costs through the completion of a Business Combination. There is no assurance that the Company will be able to successfully complete a Business Combination.

CHANGE IN CONTROL

On January 7, 2013, Mr. Wenping Luo acquired an aggregate 15,100,000 shares of the Company's common stock, representing 78.05% of the Company's issued and outstanding shares as of January 7, 2013. Effective January 7, 2013, (a) Mr. Simone Bar-Tal resigned as the Company's Director, Chief Executive Officer, President, and Chief Financial Officer; (b) Mr. Liby Weinstock resigned as the Company's Secretary, Treasure, and Director; (c) Mr. Wenping Luo, was appointed as the Company's sole director and officer. Until a Business Combination is completed, the sole stockholder anticipates funding the Company's operating costs through the completion of a Business Combination. There is no assurance that the Company will be able to successfully complete a Business Combination.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of December 31, 2012, the Company did not identify any uncertain tax positions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has not identified any recently issued accounting pronouncements that are expected to have a material impact on the Company's financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2012, the Company has not generated any taxable income and, therefore, has no tax liability. As of December 31, 2012, the Company has available operating loss carry forwards of approximately $46,817, which expire in 2032.

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

In June 2012, the company sold 550,000 shares of common shares for cash consideration of $0.01 per share, for gross proceeds of $5,500. The company also incurred $9,084 of offering costs of which $5,160 remain unpaid and included in accounts payable as of June 30, 2012. The amount was fully paid off as of December 31, 2012. These shares were issued in August 2012.

In July and August 2012, the company sold 3,696,000 shares of common shares for cash consideration of $0.01 per share, for net proceeds of $36,960. These shares were issued in August 2012.

NOTE 5. RELATED PARTY TRANSACTIONS

The officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, the officer and director of the Company may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On October 4, 2010, the Company issued 10,000,000 common shares to a former officer and director for cash consideration of $0.001 per share, for net proceeds of $10,000.

On January 18, 2011, the Company issued 5,000,000 common shares to its former officers and directors for cash consideration of $0.001 per share, for net proceeds of $5,000.

On May 16, 2011, the Company issued 100,000 common shares to a former officer and director for cash consideration of $0.001per share, for net proceeds of $100.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through December 31, 2012, the Company has not generated any revenue or incurred any costs to implement it business plan. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain financing to implement its business plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings through a business combination. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. SUBSEQUENT EVENT

On February 1, 2013, the Company received consent from the board of directors to file a Certificate of Amendment with the Nevada Secretary of State to change the name of the Company by way of an Agreement and Plan of Merger to Anpulo Food Development, Inc., which will be incorporated under the laws of the State of Nevada solely for the purposes of the name. Under the terms of the Merger, the separate existence of Anpulo Food Development, Inc. shall cease and Specializer, Inc. shall be the surviving corporation under the name "Anpulo Food Development, Inc." The name change and merger has not been made effecteve as of the date of this report.

On February 1, 2013, the Company's Board of Directors approved a ten-for-one split of the Company's common stock. The stock split has not been effective as the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short - and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Specializer, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Business" in our Form 10-K filed with the Securities and Exchange Commission ("SEC") on September 28, 2012. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" refer to Specializer, Inc., unless otherwise indicated.

PLAN OF OPERATIONS

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money to be loaned to or invested in us by our stockholders, management or other investors. During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders' equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

CHANGE IN CONTROL

On January 7, 2013, Mr. Wenping Luo acquired an aggregate 15,100,000 shares of our common stock, representing 78.05% of our issued and outstanding shares as of January 7, 2013. Effective January 7, 2013, (a) Mr. Simone Bar-Tal resigned as our director, chief executive officer, president, and chief financial officer;
(b) Mr. Liby Weinstock resigned as our secretary, treasurer, and director; (c) Mr. Wenping Luo, was appointed as our sole director and chief executive officer. Until a business combination is completed, the sole stockholder anticipates funding our operating costs through the completion of a business combination. There is no assurance that we will be able to successfully complete a business combination.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011

During the three months ended December 31, 2012, we incurred operating expenses of $26,253, consisting of accounting, auditing and filing fees of $3,622 related to the filing of our periodic reports with the SEC, other professional fees of $ 16,000, and other general and administrative expenses of $6,631. During the six months ended December 31, 2012, we incurred operating expenses of $31,170, consisting of accounting, auditing and filing fees of $7,622 related to the filing of our periodic reports with the SEC, other professional fees of $16,000, and other general and administrative expenses of $7341.06.

During the three months ended December 31, 2011, we incurred operating expenses of $3,957, consisting of accounting, auditing and filing fees of $3,803 related to the filing of our periodic reports and Form S-1 registration statement with the SEC, and other general and administrative expenses of $154. During the six months ended December 31, 2011, we incurred operating expenses of $8,589, consisting of accounting, auditing and filing fees of $7,803 related to the filing of our periodic reports and Form S-1 registration statement with the SEC, and other general and administrative expenses of $786.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of December 31, 2012, we do not have any assets or liabilities.

During the six months ended December 31, 2012, we used $31,170 of cash in operations for the operating expenses described above, in addition to an $11,340 decrease in accounts payable as of December 31, 2012.

During the six months ended December 31, 2012, we obtained $36,360 of cash from proceeds from issuance of common stock and use $247 of cash for payment of offering costs in our financing activities.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC for interim financial information.

The financial information as of June 30, 2012 is derived from the audited financial statements. The unaudited condensed interim financial statements should be read in conjunction with this registration statement, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2012 are not necessarily indicative of results for the full fiscal year.

BASIS OF ACCOUNTING

Our company's financial statements are prepared using the accrual method of accounting. Our company has elected a June 30 fiscal year end.

EARNINGS PER SHARE

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income
(loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. Our company has not issued any potentially dilutive debt or equity securities.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

DEFERRED OFFERING COSTS

Costs directly related to the issuance of common stock are capitalized when incurred and reclassed to equity at the time proceeds from the sale of common stock are received.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of our company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

Our company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of December 31, 2012, our company had no accrued interest or penalties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2012, our company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest..

ITEM 1A. RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective January 7, 2013, due to a change of control of our company, Mr. Simone Bar-Tal resigned as our company's director, chief executive officer, president, and chief financial officer and Mr. Liby Weinstock resigned as our company's secretary, treasure, and director.

Concurrently, effective January 7, 2013, Mr. Wenping Luo, was appointed as our company's sole director and chief executive officer.

ITEM 6. EXHIBITS

Exhibit No.                        Description
-----------                        -----------
(3)           (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS

3.1 Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 7, 2011)

3.2 Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 7, 2011)

(10)          MATERIAL CONTRACTS

10.1 Stock Purchase Agreement dated December 21, 2012 between our company, Liby Weinstock, Simon Bar-Tal and Wenping Luo (incorporated by reference to our to our Current Report on Form 8-K filed on January 10, 2013)

(31)          RULE 13A-14(A)/15D-14(A) CERTIFICATION

31.1* Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)          SECTION 1350 CERTIFICATION

32.1* Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**         INTERACTIVE DATA FILES

101.INS       XBRL Instance Document
101.SCH       XBRL Taxonomy Extension Schema Document
101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF       XBRL Taxonomy Extension Definition Linkbase Document
101.LAB       XBRL Taxonomy Extension Label Linkbase Document
101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALIZER, INC.


/s/ Wenping Luo
------------------------------------
Wenping Luo
Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
February 14, 2013