Form 10-Q
period 2013-03-31
Anpulo Food Development, Inc.
filed 2013-05-17
CIK 1528875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For quarterly period ended March 31, 2013

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 000-54605


                          Anpulo Food Development, Inc.
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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer has 193,460,000 shares of common stock outstanding as of May 17, 2013.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                  3

         Balance Sheets as of March 31, 2013  (Unaudited) and June 30, 2012    3

         Statements of Operations for the Three and Nine Months Ended
         March 31, 2013 and 2012 and for the period from October 4, 2010
         (Inception) through March 31, 2013 (Unaudited)                        4

         Statement of Stockholders' Equity for the Nine Months Ended
         March 31, 2013, and for the Periods from October 4, 2010 (Inception)
         through March 31, 2013(Unaudited)                                     5

         Statements of Cash Flows for the Nine Months Ended March 31, 2013
         and 2012, and for the Periods from October 4, 2010 (Inception)
         through March 31, 2013(Unaudited)                                     6

         Notes to the Financial Statements (Unaudited)                         7

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            16

ITEM 4.  CONTROLS AND PROCEDURES                                              16

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    16

ITEM 1A. RISK FACTORS                                                         16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      17

ITEM 4.  MINE SAFETY DISCLOSURES                                              17

ITEM 5.  OTHER INFORMATION                                                    17

ITEM 6.  EXHIBITS                                                             17

                          ANPULO FOOD DEVELOPMENT, INC.
                      (FORMERLY KNOWN AS SPECIALIZER, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               March 31,            June 30,
                                                                                 2013                 2012
                                                                              ----------           ----------
                                                                              (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                        $       --           $    5,797
  Deferred offering costs                                                             --                9,084
                                                                              ----------           ----------
      TOTAL CURRENT ASSETS                                                            --               14,881
                                                                              ----------           ----------

      TOTAL ASSETS                                                            $       --           $   14,881
                                                                              ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $    2,255           $   11,340
  Due to related party                                                             2,650                   --
                                                                              ----------           ----------
      TOTAL CURRENT LIABILITIES                                                    4,905               11,340
                                                                              ----------           ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, 50,000,000 shares authorized, par value $0.001,
   0 share issued or outstanding at March 31, 2013 and June 30, 2012
  Common stock,1,000,000,000 shares authorized, par value $0.001,
   193,460,000 and 151,000,000 shares  issued and outstanding at
   March 31, 2013 and June 30, 2012 respectively                                 193,460              151,000
  Common stock subscribed not issued                                                  --                4,088
  Discount on stock issued                                                      (146,643)             (135,900)
  Deficit accumulated during the development stage                               (51,722)             (15,647)
                                                                              ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                                  (4,905)               3,541
                                                                              ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       --           $   14,881
                                                                              ==========           ==========


    The accompanying notes are an integral part of these financial statements

                          ANPULO FOOD DEVELOPMENT, INC.
                      (FORMERLY KNOWN AS SPECIALIZER, INC.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                      For the Three Months Ended           For the Nine Months Ended        (Inception)
                                               March 31,                           March 31,                  Through
                                    ------------------------------      ------------------------------        March 31,
                                        2013              2012              2013              2012              2013
                                    ------------      ------------      ------------      ------------      ------------
REVENUE                             $         --      $         --      $         --      $         --      $         --
                                    ------------      ------------      ------------      ------------      ------------

EXPENSES                                   4,905             3,989            36,075            12,578            51,722
                                    ------------      ------------      ------------      ------------      ------------

Loss before income taxes                  (4,905)           (3,989)          (36,075)          (12,578)          (51,722)
Provision for income taxes                    --                --                --                --                --
                                    ------------      ------------      ------------      ------------      ------------

NET LOSS                            $     (4,905)     $     (3,989)     $    (36,075)     $    (12,578)     $    (51,722)
                                    ============      ============      ============      ============      ============
BASIC AND DILUTED:
 Loss per common share                         a                 a                 a                 a                 a
                                    ------------      ------------      ------------      ------------      ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                       193,460,000       151,000,000       188,853,030       151,000,000       156,672,920
                                    ============      ============      ============      ============      ============

----------
a = Less than ($0.01) per share


    The accompanying notes are an integral part of these financial statements

                          ANPULO FOOD DEVELOPMENT, INC.
                      (FORMERLY KNOWN AS SPECIALIZER, INC.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              Common           Deficit
                                     Common Stock                              Stock         Accumulated
                                 ---------------------         Discount      Subscribed      During the         Total
                                Number of                      On Stock         Not          Development    Stockholders'
                                 Shares         Amount         Capital         Issued           Stage          Equity
                                 ------         ------         -------         ------           -----          ------
October 4, 2010 (Inception)             --    $        --    $        --     $        --     $        --     $        --

Common stock issued to
 officers directors for cash
 (0.001 per share)             151,000,000        151,000       (135,900)             --              --          15,100

Net loss                                --             --             --              --             (12)            (12)
                               -----------    -----------    -----------     -----------     -----------     -----------
BALANCE JUNE 30, 2011          151,000,000        151,000       (135,900)             --             (12)         15,088

Common stock subscribed
 (0.001 per share)                      --             --             --           5,440              --           5,440

Offering costs                          --             --             --          (1,352)             --          (1,352)

Net loss                                --             --             --              --         (15,635)        (15,635)
                               -----------    -----------    -----------     -----------     -----------     -----------
BALANCE JUNE 30, 2012          151,000,000        151,000       (135,900)          4,088         (15,647)          3,541

Common stock issued
 (0.001 per share)              42,460,000         42,460             --          (5,440)             --          37,020

Offering costs                          --             --        (10,743)          1,352              --          (9,391)

Net loss                                --             --             --              --         (36,075)        (36,075)
                               -----------    -----------    -----------     -----------     -----------     -----------

BALANCE March 31, 2013         193,460,000    $   193,460    $  (146,643)    $        --     $   (51,722)    $    (4,905)
                               ===========    ===========    ===========     ===========     ===========     ===========


    The accompanying notes are an integral part of these financial statements

                          ANPULO FOOD DEVELOPMENT, INC.
                      (FORMERLY KNOWN AS SEPCIALIZER, INC.)
                          (A Development Stage Company)
                             STATEMENT OF CASHFLOWS
                                   (UNAUDITED)

                                                                                                           For the Period
                                                                                                               from
                                                                                                           October 4, 2010
                                                                             Nine Months Ended              (Inception)
                                                                                 March 31,                    Through
                                                                        ---------------------------           March 31,
                                                                          2013               2012               2013
                                                                        --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                              $(36,075)          $(12,578)          $(51,722)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Increase (decrease) in accounts payable                              (9,085)             8,800              2,255
                                                                        --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES                         (45,160)            (3,778)           (49,467)
                                                                        --------           --------           --------
INVESTING ACTIVITIES:

           NET CASH USED BY INVESTING ACTIVITIES                              --                 --                 --
                                                                        --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  36,960                 --             57,560
  Payment of offering costs                                                 (247)           (10,436)           (10,743)
  Proceeds from related party advances                                     2,650                 --              2,650
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            39,363            (10,436)            49,467
                                                                        --------           --------           --------
Net Increase (Decrease) in Cash                                           (5,797)           (14,214)                --
Cash, Beginning of Period                                                  5,797             15,088                 --
                                                                        --------           --------           --------

CASH, END OF PERIOD                                                     $     --           $    874           $     --
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                          ANPULO FOOD DEVELOPMENT, INC.
                      (FORMERLY KNOWN AS SPECIALIZER, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Anpulo Food Development, Inc. ("the Company") was incorporated under the name of Specializer, Inc. under the laws of the state of Nevada on October 4, 2010. The Company has limited operations, is considered a development stage company and has not yet realized any revenues from its planned operations. The Company originally planned to create mobile business applications for professionals who work in jobs that require a high degree of mobility. The applications were aimed to help these professionals, whose jobs require a high degree of travel and whose work entails dealing with a differentiated client base, to record their hours, manage their invoices, and keep track of their stock. However, in connection with the change of control transaction that closed on January 7, 2013 and which is more fully described below under the section below titled "Change of Control," the Company appointed a new executive management team and changed its planned business operations.

On February 21, 2013, the Company filed Articles of Merger with the Nevada Secretary of State to change its name from "Specializer Inc." to "Anpulo Food Development, Inc.", effected by way of a merger with its wholly-owned subsidiary Anpulo Food Development, Inc., which was created solely for the name change. Also on February 21, 2013, the Company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of its authorized, issued and outstanding shares of common stock on a 10 new for one (1) old basis and, consequently, its authorized share capital increased from 100,000,000 to 1,000,000,000 common shares and its issued and outstanding common stock increased from 19,346,000 to 193,460,000 shares, all with a par value of $0.001. The Company's preferred stock remains the same. These amendments became effective on February 28, 2013 upon approval from the Financial Industry Regulatory Authority ("FINRA"). The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on February 28, 2013. Information regarding shares of common stock (except par value per share), discount on stock issued, and net (loss) income per common share for all periods presented reflects the ten-for-one forward split of the Company's common stock.

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

CHANGE IN CONTROL

On January 7, 2013, Mr. Wenping Luo acquired an aggregate 151,000,000 shares of the Company's common stock, representing 78.05% of the Company's issued and outstanding shares as of January 7, 2013. Effective January 7, 2013, (a) Mr. Simone Bar-Tal resigned as the Company's Director, Chief Executive Officer, President, and Chief Financial Officer; (b) Mr. Liby Weinstock resigned as the Company's Secretary, Treasure, and Director; (c) Mr. Wenping Luo, was appointed as the Company's sole director and officer. Until a Business Combination is completed, the majority stockholder anticipates funding the Company's operating costs through the completion of a Business Combination. There is no assurance that the Company will be able to successfully complete a Business Combination.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable, accrued liabilities and due to related parties approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of March31, 2013, the Company had no accrued interest or penalties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has not identified any recently issued accounting pronouncements that are expected to have a material impact on the Company's financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of March 31, 2013, the Company has not generated any taxable income and, therefore, has no tax liability. As of March 31, 2013, the Company has available operating loss carry forwards of approximately $51,722, which expire in 2033.

NOTE 4. STOCKHOLDER'S EQUITY

AUTHORIZED

The Company is authorized to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of preferred stock, par value $0.001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On October 4, 2010, the Company issued 100,000,000 common shares to an officer and director for cash consideration of $0.001 per share, for net proceeds of $10,000.

On January 18, 2011, the Company issued 50,000,000 common shares to its officers and directors for cash consideration of $0.001 per share, for net proceeds of $4,988.

On May 16, 2011, the Company issued 1,000,000 common shares to an officer and director for cash consideration of $0.001per share, for net proceeds of $100.

In June 2012, the Company sold 5,500,000 shares of common shares for cash consideration of $0.01 per share, for gross proceeds of $5,500. The Company also incurred $9,084 of offering costs of which $5,160 remain unpaid and included in accounts payable as of June 30, 2012. The amount was fully paid off as of December 31, 2012. These shares were issued in August 2012.

In July and August 2012, the Company sold 36,960,000 shares of common shares for cash consideration of $0.01 per share, for net proceeds of $36,713. These shares were issued in August 2012.

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

On October 4, 2010, the Company issued 100,000,000 common shares to a former officer and director for cash consideration of $0.001 per share, for net proceeds of $10,000.

On January 18, 2011, the Company issued 50,000,000 common shares to its former officers and directors for cash consideration of $0.001 per share, for net proceeds of $4,988.

On May 16, 2011, the Company issued 1,000,000 common shares to a former officer and director for cash consideration of $0.001per share, for net proceeds of $100.

From time to time, the Company's officer advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At March 31, 2013, the Company's due to related party balance amounted to $ 2,650.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through March 31, 2013, the Company has not generated any revenue or incurred any costs to implement it business plan. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain financing to implement its business plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Anpulo Food Development, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Business" in our Form 10-K filed with the Securities and Exchange Commission ("SEC") on September 28, 2012. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" refer to Anpulo Food Development, Inc., unless otherwise indicated.

GENERAL ORGANIZATION AND BUSINESS

Our company was incorporated under the name of "Specializer, Inc." under the laws of the state of Nevada on October 4, 2010. Our company originally planned to create mobile business applications for professionals who work in jobs that require a high degree of mobility. However, in connection with a change of control transaction that closed on January 7, 2013 and which is more fully described below under the section below titled "Change of Control," the Company appointed a new executive management team and changed its planned business operations.

On December 21, 2012, our company entered into a stock purchase agreement with the company's management, Simone Bar-Tal, Liby Weinstock (the "Sellers") and Wenping Luo as purchaser. Pursuant to the agreement, the Sellers sold to Wenping Luo 15,100,000 shares of our company's common stock, par value $0.001, constituting approximately 78.05% of the issued and outstanding common stock, for an aggregate purchase price of $120,000.

On January 7, 2013, the stock purchase agreement transaction closed and Mr. Wenping Luo acquired an aggregate 15,100,000 shares of our company's common stock, representing 78.05% of our company's issued and outstanding shares. Effective January 7, 2013, Mr. Simone Bar-Tal resigned as our director, chief executive officer, president, and chief financial officer and Mr. Liby Weinstock resigned as our secretary, treasure, and director. Subsequently, on January 7, 2013, Mr. Wenping Luo was appointed as our company's chief executive officer and sole director.

Effective February 28, 2013, we changed our name from "Specializer Inc." to "Anpulo Food Development, Inc.", by way of a merger with our wholly-owned subsidiary Anpulo Food Development, Inc., which was created solely for the name change. Also effective February 28, 2013, we effected a forward split of our authorized, issued and outstanding shares of common stock on a 10 new for 1 old basis and, consequently, our authorized share capital increased from 100,000,000 to 1,000,000,000 common shares and our issued and outstanding common stock increased from 19,346,000 to 193,460,000 shares, all with a par value of $0.001. Our preferred stock remains unchanged.

Our company now intends to engage in a lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It will attempt to locate and negotiate with a business entity for a business combination of that target company with our company. The business combination will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. No assurances can be given that we will be successful in locating or negotiating with any target company.

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

We believe we will be able to meet these costs through funds to be loaned by or invested in us by our stockholders, management or other investors.

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

CHANGE IN CONTROL

On January 7, 2013, Mr. Wenping Luo acquired an aggregate of 151,000,000 shares of our common stock, representing 78.05% of our issued and outstanding shares as of January 7, 2013. Effective January 7, 2013, (a) Mr. Simone Bar-Tal resigned as our director, chief executive officer, president, and chief financial officer; (b) Mr. Liby Weinstock resigned as our secretary, treasurer, and director; (c) Mr. Wenping Luo, was appointed as our sole director and chief executive officer. Until a business combination is completed, the sole director anticipates funding our operating costs through the completion of a business combination. There is no assurance that we will be able to successfully complete a business combination.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

During the three months ended March 31, 2013, we incurred operating expenses of $4,905, consisting of accounting, auditing and filing fees of $3,740 related to the filing of our periodic reports with the SEC and other professional fees of $1,165. During the nine months ended March 31, 2013, we incurred operating expenses of $36,075, consisting of accounting, auditing and filing fees of $11,362 related to the filing of our periodic reports with the SEC, other professional fees of $17,165, and other general and administrative expenses of $7,548.

During the three months ended March 31, 2012, we incurred operating expenses of $3,989, consisting of accounting, auditing and filing fees of $3,800 related to the filing of our periodic reports and Form S-1 registration statement with the SEC, and other general and administrative expenses of $189. During the nine months ended March 31, 2012, we incurred operating expenses of $12,578 consisting of accounting, auditing and filing fees of $11,603 related to the filing of our periodic reports and Form S-1 registration statement with the SEC, and other general and administrative expenses of $975.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of March 31, 2013, we did not have any assets and we had current liabilities of $4,905, consisting of accounts payable of $2,255 and due to related party of $2,650.

During the nine months ended March 31, 2013, we used $45,160 of cash in operations of which $36,075 was used for the operating expenses described above, in addition to a $9,085 decrease in accounts payable as of March 31, 2013. We obtained $36,960 from proceeds of issuance of common stock, $2,650 of cash from our sole officer, and made payment of offering costs of $247.

During the nine months ended March 31, 2012, we used $3,778 of cash in operations of which $12,578 was used for the operating expenses described above, less $8,800 which remained unpaid and is included in accounts payable as of March 31, 2012.

For the period from October 4, 2010 (Inception) through March 31, 2013, we used $49,467 of cash in operations of which $51,722 was used for the operating expenses incurred from inception through March 31, 2013 in addition to a $2,255 increase in accounts payable as of March 31, 2013. We obtained $57,560 from proceeds of issuance of common stock, $2,650 of cash from our sole officer, and made payment of offering costs of $10,743.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of our company's financial instruments, consisting of accounts payable, accrued liabilities and due to related parties approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

Our company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of March 31, 2013, our company had no accrued interest or penalties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2013, our company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Concurrently, effective January 7, 2013, Mr. Wenping Luo, was appointed as our company's sole director and chief executive officer.

ITEM 6. EXHIBITS

Exhibit No.                        Description
-----------                        -----------
(3)           (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS
3.1           Articles of Incorporation (incorporated by reference to our
              Registration Statement on Form S-1 filed on September 7, 2011)
3.2           Bylaws (incorporated by reference to our Registration Statement on
              Form S-1 filed on September 7, 2011)
3.3           Articles of Merger (incorporated by reference to our Current
              Report on Form 8-K filed on February 28, 2013)
3.4           Certificate of Change (incorporated by reference to our Current
              Report on Form 8-K filed on February 28, 2013)
(10)          MATERIAL CONTRACTS
10.1          Stock Purchase Agreement dated December 21, 2012 between our company, Liby Weinstock, Simon Bar-Tal and Wenping Luo
              (incorporated by reference to our to our Current Report on Form
              8-K filed on January 10, 2013)
(31)          RULE 13A-14(A)/15D-14(A) CERTIFICATION
31.1*         Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and
              Principal Accounting Officer
(32)          SECTION 1350 CERTIFICATION
32.1*         Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and
              Principal Accounting Officer
101**         INTERACTIVE DATA FILES
101.INS       XBRL Instance Document
101.SCH       XBRL Taxonomy Extension Schema Document
101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF       XBRL Taxonomy Extension Definition Linkbase Document
101.LAB       XBRL Taxonomy Extension Label Linkbase Document
101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document

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

ANPULO FOOD DEVELOPMENT, INC.


/s/ Wenping Luo
-------------------------------------
Wenping Luo
Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
May 17, 2013