Form 10-K
period 2013-06-30
Anpulo Food Development, Inc.
filed 2013-10-15
CIK 1528875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of October 15, 2013 there were 193,460,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our unaudited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and "our company" refer collectively to Anpulo Food Development, Inc. The term "fiscal year" refers to our fiscal year ending June 30. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

                                TABLE OF CONTENTS

ITEM 1.  BUSINESS............................................................  4

ITEM 1A. RISK FACTORS........................................................  5

ITEM 1B. UNRESOLVED STAFF COMMENTS...........................................  5

ITEM 2.  PROPERTIES..........................................................  6

ITEM 3.  LEGAL PROCEEDINGS...................................................  6

ITEM 4.  MINE SAFETY DISCLOSURES.............................................  6

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND ISSUER PURCHASES OF EQUITY SECURITIES...........................  6

ITEM 6.  SELECTED FINANCIAL DATA.............................................  7

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................  7

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......... 10

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 11

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE............................................ 21

ITEM 9A. CONTROLS AND PROCEDURES............................................. 21

ITEM 9B. OTHER INFORMATION................................................... 22

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE............. 22

ITEM 11. EXECUTIVE COMPENSATION.............................................. 25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS..................................... 27

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE........................................................ 27

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.............................. 28

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES............................. 29

                                     PART I

ITEM 1. BUSINESS

BACKGROUND AND BUSINESS OVERVIEW

Anpulo Food Development, Inc. was incorporated under the name of Specializer, Inc. under the laws of the state of Nevada on October 4, 2010. Our company has limited operations, is considered a development stage company and has not yet realized any revenues from our planned operations. We originally planned to create mobile business applications for professionals who work in jobs that require a high degree of mobility. The applications were aimed to help these professionals, whose jobs require a high degree of travel and whose work entails dealing with a differentiated client base, to record their hours, manage their invoices, and keep track of their stock. However, in connection with the change of control transaction that closed on January 7, 2013, and which is more fully described below under the section below titled "Change of Control," we appointed a new executive management team and changed our planned business operations.

On February 21, 2013, we filed Articles of Merger with the Nevada Secretary of State to change our name from "Specializer Inc." to "Anpulo Food Development, Inc.", to be effected by way of a merger with its wholly-owned subsidiary Anpulo Food Development, Inc., which was created solely for the name change. Also on February 21, 2013, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 10 new for 1 old basis and, consequently, its authorized share capital shall increase from 100,000,000 to 1,000,000,000 common shares and its issued and outstanding common stock increased from 19,346,000 to 193,460,000 shares, all with a par value of $0.001. Our company's preferred stock remains the same. These amendments became effective on February 28, 2013 upon approval from the Financial Industry Regulatory Authority ("FINRA"). The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on February 28, 2013.

CHANGE IN CONTROL

On January 7, 2013, Mr. Wenping Luo acquired an aggregate 15,100,000 shares of our common stock, representing 78.05% of our issued and outstanding shares as of January 7, 2013. Effective January 7, 2013, (a) Mr. Simone Bar-Tal resigned as our director, chief executive officer, president, and chief financial officer;
(b) Mr. Liby Weinstock resigned as our secretary, treasurer, and director; (c) Mr. Wenping Luo, was appointed as our sole director and chief executive officer. Until a business combination is completed, our sole director and officer anticipates funding our operating costs through the shareholder loans or sales of equity instruments. There is no assurance that we will be able to successfully complete a business combination or that our operating costs prior to such time will remain funded.

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

There is no assurance that we will be able to successfully complete a business combination or that our operating costs prior to such time will remain funded.

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

EMPLOYEES

Other than Wenping Lou, our sole officer and director, we currently have no employees.

ITEM 1A. RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our principal executive office is located at Hebaliang Industry Park Hangkong Road Laifeng Country Enshi Autonomous Prefecture, Hubei, China. The office is owned by a company owned by our CEO and we do not pay rent for the use of the office. Our telephone number is 011-86-7186288576. We do not own or lease any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which our company is a party or in which any director, officer or affiliate of our company, any owner of record or beneficially of more than 5% of any class of voting securities of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "ANPL".

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board under the symbol "ANPL". Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of October 15, 2013, no shares of our common stock have been traded.

TRANSFER AGENT

Our common shares are issued in registered form. Transhare Corporation, 4626 S. Broadway, Englewood, CO 80113, Telephone (303) 662-1112, is the registrar and transfer agent for our common shares.
HOLDERS

As of October 15, 2013, the 193,460,000 issued and outstanding shares of common stock were held by a total of 168 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of our company and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements on our current expectations and projections about future events". These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of our company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects,""anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

You should read the following plan of operation together with our audited financial statements and related notes appearing elsewhere in this Annual Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

YEAR ENDED JUNE 30, 2013 COMPARED TO YEAR ENDED JUNE 30, 2012

Lack of Revenues: We have limited operational history. From our inception on October 4, 2010 to June 30, 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Professional Fees: During the year ended June 30, 2013, we incurred $32,454 of professional fees consisting entirely of auditing, accounting, legal and filing fees associated with our company's filing of a registration statement on Form S-1 and period reports with the Securities and Exchange Commission. During the year ended June 30, 2012, we incurred $14,343 of professional fees consisting entirely of auditing, accounting and filing fees associated with our company's filing of a registration statement on Form S-1 and period reports with the Securities and Exchange Commission.

Other General and Administrative Expenses: During the year ended June 30, 2013, we incurred other general and administrative expenses of $7,547 consisting of $623 of business licensing fees, $177 of mail forwarding costs, $200 of bank charges, and $6,747 of other operating expenses. During the year ended June 30, 2012, our company incurred other general and administrative expenses of $1,292 consisting of $623 of business licensing fees, $464 of mail forwarding costs, $179 of bank charges, and $26 of telephone expenses.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of June 30, 2013, we did not have any assets and we had current liabilities of $8,831, consisting of accounts payable of $3,263 and due to related party of $5,568.

During the year ended June 30, 2013, we used $40,001 of cash in operations for the operating expenses described above, in addition to $8,077 used to decrease accounts payable. We obtained $36,960 from proceeds of issuance of common stock, $5,568 of cash from our sole officer, and made payment of offering costs of $247.

During the year ended June 30, 2012, we used $15,635 of cash in operations for the operating expenses described above, less $6,180 which remained unpaid and is included in accounts payable as of June 30, 2012.

For the period from October 4, 2010 (inception) through June 30, 2013, we used $55,648 of cash in operations for the operating expenses incurred less a $3,263 included in accounts payable as of June 30, 2013. We obtained $57,560 from proceeds of issuance of common stock, $5,568 of cash from our sole officer, and made payment of offering costs of $10,743.

REQUIREMENT FOR FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of June 30, 2013, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

GOING CONCERN

The independent auditors' audit report accompanying our June 30, 2013 audited financial statements, included herein, contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of June 30, 2013 is derived from the audited financial statements. The unaudited condensed interim financial statements should be read in conjunction with this annual report, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

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

DEFERRED OFFERING COSTS

Costs directly related to the issuance of common stock are capitalized when incurred and re-classed to equity at the time proceeds from the sale of common stock are received.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of our company's financial instruments, consisting of accounts payable and loans from shareholders approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

Our company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2013, our company had no accrued interest or penalties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Our company has not identified any recently issued accounting pronouncements that are expected to have a material impact on our company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

Financial Statements

  Independent Auditor's Report                                          12

  Balance Sheets                                                        13

  Statement of Operations                                               14

  Statement of Stockholders' Equity                                     15

  Statement of Cashflows                                                16

  Notes to Financial Statements                                         17

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Anpulo Food Development, Inc.:

We have audited the accompanying balance sheets of Anpulo Food Development Inc. (a Nevada corporation in the development stage) as of June 30, 2013 and 2012, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2013 and 2012, and from inception (October 4, 2010) through June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anpulo Food Development Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended June 30, 2013 and 2012, and from inception (October 4, 2010) through June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as June 30, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC
-------------------------------------
Baltimore, Maryland
October 14,  2013

                          ANPULO FOOD DEVELOPMENT, INC.
                      (FORMERLY KNOWN AS SPECIALIZER, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                         June 30, 2013        June 30, 2012
                                                                         -------------        -------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                    $       --           $    5,797
  Deferred offering costs                                                         --                9,084
                                                                          ----------           ----------
      TOTAL CURRENT ASSETS                                                        --               14,881
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $       --           $   14,881
                                                                          ==========           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $    3,263           $   11,340
  Due to related party                                                         5,568                   --
                                                                          ----------           ----------

      TOTAL CURRENT LIABILITIES                                                8,831               11,340
                                                                          ----------           ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, 50,000,000 shares authorized, par value $0.001, share issued or outstanding at June 30, 2013 and 2012 Common stock, 1,000,000,000 shares authorized, par value $0.001,
   193,460,000 and 151,000,000 shares  issued and outstanding at
   June 30, 2013 and 2012 respectively                                       193,460              151,000
  Common stock subscribed not issued                                              --                4,088
  Discount on stock issued                                                  (146,643)            (135,900)
  Deficit accumulated during the development stage                           (55,648)             (15,647)
                                                                          ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                              (8,831)               3,541
                                                                          ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       --           $   14,881
                                                                          ==========           ==========


    The accompanying notes are an integral part of these financial statements

                          ANPULO FOOD DEVELOPMENT, INC.
                      (FORMERLY KNOWN AS SPECIALIZER, INC.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                              For the Period from
                                                                                October 4, 2010
                                             For the Years Ended                  (Inception)
                                                  June 30,                          Through
                                    -----------------------------------             June 30,
                                        2013                   2012                   2013
                                    ------------           ------------           ------------
REVENUE                             $         --           $         --           $         --
                                    ------------           ------------           ------------

EXPENSES                                  40,001                 15,635                 55,648
                                    ------------           ------------           ------------

Loss before income taxes                 (40,001)               (15,635)               (55,648)
Provision for income taxes                    --                     --                     --
                                    ------------           ------------           ------------

NET LOSS                            $    (40,001)          $    (15,635)          $    (55,648)
                                    ============           ============           ============
BASIC AND DILUTED:
  Loss per common share                        a                      a                      a
                                    ------------           ------------           ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                       191,074,219            151,018,030            159,614,283
                                    ============           ============           ============

----------
a = Less than ($0.01) per share


    The accompanying notes are an integral part of these financial statements

                          ANPULO FOOD DEVELOPMENT, INC.
                      (FORMERLY KNOWN AS SPECIALIZER, INC.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                 Common        Deficit
                                      Common Stock                               Stock       Accumulated
                                 ------------------------       Discount       Subscribed     During the        Total
                                 Number of                      on Stock           Not       Development     Stockholders'
                                   Shares          Amount        Issued          Issued         Stage           Equity
                                   ------          ------        ------          ------         -----           ------
October 4, 2010 (Inception)              --      $      --     $       --       $     --      $      --       $      --

Common stock issued to
 officers directors for cash
 (0.001 per share)              151,000,000        151,000       (135,900)            --             --          15,100

Net loss                                 --             --             --             --            (12)            (12)
                                -----------      ---------     ----------       --------      ---------       ---------
BALANCE JUNE 30, 2011           151,000,000        151,000       (135,900)            --            (12)         15,088

Common stock subscribed
 (0.001 per share)                       --             --             --          5,440             --           5,440

Offering costs                           --             --             --         (1,352)            --          (1,352)

Net loss                                 --             --             --             --        (15,635)        (15,635)
                                -----------      ---------     ----------       --------      ---------       ---------
BALANCE JUNE 30, 2012           151,000,000        151,000       (135,900)         4,088        (15,647)          3,541

Common stock issued
 (0.001 per share)               42,460,000         42,460             --         (5,440)            --          37,020

Offering costs                           --             --        (10,743)         1,352             --          (9,391)

Net loss                                 --             --             --             --        (40,001)        (40,001)
                                -----------      ---------     ----------       --------      ---------       ---------

BALANCE JUNE 30, 2013           193,460,000      $ 193,460     $ (146,643)      $     --      $ (55,648)      $  (8,831)
                                ===========      =========     ==========       ========      =========       =========


    The accompanying notes are an integral part of these financial statements

                          ANPULO FOOD DEVELOPMENT, INC.
                      (FORMERLY KNOWN AS SPECIALIZER, INC.)
                          (A Development Stage Company)
                             STATEMENT OF CASHFLOWS

                                                                                           For the Period from
                                                                                             October 4, 2010
                                                               For the Years Ended             (Inception)
                                                                     June 30,                    Through
                                                           ---------------------------           June 30,
                                                             2013               2012               2013
                                                           --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                 $(40,001)          $(15,635)          $(55,648)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Increase (decrease) in accounts payable                 (8,077)             6,180              3,263
                                                           --------           --------           --------

        NET CASH USED BY OPERATING ACTIVITIES               (48,078)            (9,455)           (52,385)
                                                           --------           --------           --------
INVESTING ACTIVITIES:
        NET CASH USED BY INVESTING ACTIVITIES                    --                 --                 --
                                                           --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     36,960              5,440             57,500
  Payment of offering costs                                    (247)            (5,276)           (10,683)
  Proceeds from related party advances                        5,568                 --              5,568
                                                           --------           --------           --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES            42,281                164             52,385
                                                           --------           --------           --------
Net Increase (Decrease) in Cash                              (5,797)            (9,291)                --
Cash, Beginning of Period                                     5,797             15,088                 --
                                                           --------           --------           --------

CASH, END OF PERIOD                                        $     --           $  5,797           $     --
                                                           ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash paid during the period for:
  Interest                                                 $     --           $     --           $     --
                                                           ========           ========           ========
  Income Taxes                                             $     --           $     --           $     --
                                                           ========           ========           ========
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Offering costs included in accounts payable              $     --           $  5,160           $     --
                                                           ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                          ANPULO FOOD DEVELOPMENT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2013


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

On February 21, 2013, the Company filed Articles of Merger with the Nevada Secretary of State to change its name from "Specializer Inc." to "Anpulo Food Development, Inc.", to be effected by way of a merger with its wholly-owned subsidiary Anpulo Food Development, Inc., which was created solely for the name change. Also on February 21, 2013, the Company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of its authorized, issued and outstanding shares of common stock on a 10 new for one
(1) old basis and, consequently, its authorized share capital shall increase from 100,000,000 to 1,000,000,000 common shares and its issued and outstanding common stock increased from 19,346,000 to 193,460,000 shares, all with a par value of $0.001. The Company's preferred stock remains the same. These amendments became effective on February 28, 2013 upon approval from the Financial Industry Regulatory Authority ("FINRA"). The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on February 28, 2013. All share amounts in these financial statements have been restated to post split amounts.

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

As a development stage enterprise, the Company discloses the retained earnings or deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. Until a Business Combination is completed, the Company's current director and officer anticipates funding the Company's operating costs through shareholder loans or sales of equity instruments. There is no assurance that the Company will be able to successfully complete a Business Combination.

CHANGE IN CONTROL

On January 7, 2013, Mr. Wenping Luo acquired an aggregate 151,000,000 shares of the Company's common stock, representing 78.05% of the Company's issued and outstanding shares as of January 7, 2013. Effective January 7, 2013, (a) Mr. Simone Bar-Tal resigned as the Company's Director, Chief Executive Officer, President, and Chief Financial Officer; (b) Ms. Liby Weinstock resigned as the Company's Secretary, Treasure, and Director; (c) Mr. Wenping Luo, was appointed as the Company's sole director and officer. Until a Business Combination is completed, the sole stockholder anticipates funding the Company's operating costs through shareholder loans or sales of equity instruments. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial information.

The financial information as of June 30, 2013 is derived from the audited financial statements. The unaudited condensed interim financial statements should be read in conjunction with this annual report, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for annual financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

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

DEFERRED OFFERING COSTS

Costs directly related to the issuance of common stock are capitalized when incurred and re-classed to equity at the time proceeds from the sale of common stock are received.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and loans from shareholders approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2013, the Company had no accrued interest or penalties. The Company did not identify any material uncertain tax positions on tax returns filed.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has not identified any recently issued accounting pronouncements that are expected to have a material impact on the Company's financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of June 30, 2013, the Company has not generated any taxable income and, therefore, has no tax liability. As of June 30, 2013, the Company has available operating loss carry forwards of approximately $55,648, which expire in 2033.

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

ISSUED AND OUTSTANDING

On October 4, 2010, the Company issued 100,000,000 common shares to an officer and director for cash consideration of $0.0001 per share, for net proceeds of $10,000.

On January 18, 2011, the Company issued 50,000,000 common shares to its officers and directors for cash consideration of $0.0001 per share, for net proceeds of $4,988.

On May 16, 2011, the Company issued 1,000,000 common shares to an officer and director for cash consideration of $0.0001 per share, for net proceeds of $100.

In June 2012, the company sold 5,500,000 shares of common shares for cash consideration of $0.001 per share, for gross proceeds of $5,500. The company also incurred $9,084 of offering costs of which $5,160 remain unpaid and included in accounts payable as of June 30, 2012. The amount was fully paid off as of December 31, 2012. These shares were issued in August 2012.

In July and August 2012, the company sold 36,960,000 shares of common shares for cash consideration of $0.001 per share, for net proceeds of $36,713. These shares were issued in August 2012.

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

On October 4, 2010, the Company issued 100,000,000 common shares to a former officer and director for cash consideration of $0.0001 per share, for net proceeds of $10,000.

On January 18, 2011, the Company issued 50,000,000 common shares to its former officers and directors for cash consideration of $0.0001 per share, for net proceeds of $5,000.

On May 16, 2011, the Company issued 1,000,000 common shares to a former officer and director for cash consideration of $0.0001per share, for net proceeds of $100.

From time to time, the Company's officer advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At June 30, 2013, the Company's due to related party balance amounted to $ 5,568.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through June 30, 2013, the Company has not generated any revenue or incurred any costs to implement it business plan. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain financing to implement its business plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2013, our company's disclosure controls and procedures were not effective to provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 using the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

     * There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission;
     * There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and
     * There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects our company's financial condition, results of operations and cash flows for the periods presented.

Our company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this. There has been no change in its internal control over financial reporting that occurred during our company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our company's internal control over financial reporting.

This annual report does not include an attestation report of our company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective January 7, 2013, Mr. Simone Bar-Tal resigned as our company's director, chief executive officer, president, and chief financial officer, and Mr. Liby Weinstock resigned as our company's secretary, treasurer, and director. Concurrently, Mr. Wenping Luo, was appointed as our company's chief executive officer and director. Mr. Bal-Tal and Weinstock's resignations were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Officers currently serving our Company is as follows:

         Name (1)            Age                Positions and Officers
         --------            ---                ----------------------

        Wenping Luo           43          Chief Executive Officer and Director

The director named above will serve as director and executive officer of our company until the next annual meeting of the stockholders or until his respective resignation or until his successors have been elected and qualified. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders' meeting. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Officers will hold their positions at the discretion of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

WENPING LOU - CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Wenping Luo has acted as our company's chief executive officer and director since January 7, 2013. \ Mr. Luo graduated with bachelor degree from Wuhan University in 1998. Mr. Luo has over 20 years of experience in food development, processing, marketing, and wholesale and retail distributions. Mr. Luo has been the founder and chairman of Laifeng Anpulo Food Development Group Co., Ltd since 2005. Laifeng Anpulo Food Development Group Co., Ltd. engages in processing and distribution of branded meat and food products in the People's Republic of China.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Our sole officer and director, Wenping Luo, is our only employee.

COMMITTEES OF THE BOARD

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.
A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in
Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our board of directors. The board of directors has not established an audit committee and does not have an audit committee financial expert, nor has the board established a nominating committee. The board is of the opinion that such committees are not necessary since our company is an early development stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest of our executive officers and directors.

BOARD'S ROLE IN RISK OVERSIGHT

Our board of directors assesses on an ongoing basis the risks faced by our company. These risks include financial, technological, competitive, and operational risks. The board dedicates time at each of its meetings to review and consider the relevant risks faced by our company at that time. In addition, since our company does not have an audit committee, the board of directors is also responsible for the assessment and oversight of our company's financial risk exposures.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

     1. been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

     2. had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

     3. been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

     4. been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

     5. been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     6. been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5's were required for those persons, we believe that, during the fiscal year ended June 30, 2013, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

CODE OF ETHICS

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  principal executive officer;
     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended June 30, 2013 and 2012; and
     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position         Year  Salary($)  Bonus($)  Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Total($)
 --------         ----  ---------  --------  ---------   ---------  ---------------   -----------   ---------------  --------
Wenping Luo(1)    2012      0         0          0           0             0               0               0             0
                  2013      0         0          0           0             0               0               0             0

Simon Bar-Tal(2)  2012      0         0          0           0             0               0               0             0
                  2013      0         0          0           0             0               0               0             0

Liby Weinstock(3) 2012      0         0          0           0             0               0               0             0
                  2013      0         0          0           0             0               0               0             0

----------
(1) Wenping Lou has acted as our chief executive officer and director since January 7, 2013.
(2) Simon Bar-Tal resigned as our chief executive officer, president, chief financial officer and director on January 7, 2013.
(3) Liby Weinstock resigned as our secretary, treasurer and director on January 7, 2013

None of our directors have received monetary compensation since our inception to the date of this annual report. We currently do not pay any compensation to our director serving on our board of directors.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of our company.

STOCK OPTION PLAN

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended June 30, 2013 there were no options granted to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended June 30, 2013.

LONG-TERM INCENTIVE PLAN AWARDS

No awards under any long-term incentive plan were made from inception through June 30, 2013 to any of the executive officers named in the Summary Compensation Table.

DIRECTOR COMPENSATION

Directors are permitted to receive fixed fees and other compensation for their services as directors. The board of directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the SECURITIES EXCHANGE ACT OF 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules

STOCK OPTION GRANTS

We have not granted any stock options to our executive officer since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for development stage companies.

EMPLOYMENT AGREEMENTS

Our company is not a party to any employment agreement and has no compensation agreement with its sole officer and director, Wenping Luo.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

INDEBTEDNESS OF DIRECTORS, SENIOR OFFICERS, EXECUITVE OFFICERS AND OTHER MANAGEMENT

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of October 15, 2013, the number of shares of common stock of our company that are beneficially owned by (i) each person or entity known to our company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 193,460,000 shares of our common stock issued and outstanding as of October 15, 2013. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock.

Name and Address of         Number of Shares                         Percent of
  Title of Class           Beneficial Owner(1)  Owned Beneficially   Class Owned
  --------------           -------------------  ------------------   -----------

   Common Stock:               Wenping Luo          151,000,000          78.1%

All executive officers
 and  directors as a group                          151,000,000          78.1%

----------
(1) The address of Mr. Luo is c/o Anpulo Food Development, Inc. Hebaliang Industry Park Hangkong Road Laifeng Country Enshi Autonomous Prefecture, Hubei, China 445700.

CHANGES IN CONTROL

To our knowledge, there are no arrangements, including any pledge by any person of our common stock that may result in a change in control of our company at a future date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

During the year ended June 30, 2013, other than the amounts shown in our financial statements, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

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

On October 4, 2010, the Company issued 100,000,000 common shares to a former officer and director for cash consideration of $0.0001 per share, for net proceeds of $10,000.

On January 18, 2011, the Company issued 50,000,000 common shares to its former officers and directors for cash consideration of $0.0001 per share, for net proceeds of $5,000.

On May 16, 2011, the Company issued 1,000,000 common shares to a former officer and director for cash consideration of $0.0001per share, for net proceeds of $100.

From time to time, the Company's officer advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At June 30, 2013, the Company's due to related party balance amounted to $ 5,568.

DIRECTOR INDEPENDENCE

Our board of directors is currently comprised of one member, Mr. Wenping Luo, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (our company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our directors that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director's business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed during the fiscal years ended June 30, 2013 and 2012 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2013 and 2012 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                                        Year Ended
                                           June 30, 2013         June 30, 2012
                                           -------------         -------------
                                                $                     $

Audit Fees                                     8,900                 7,900
Audit Related Fees                                --                    --
Tax Fees                                          --                    --
All Other Fees                                    --                    --
                                              ------                ------
Total                                          8,900                 7,900
                                              ======                ======

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number                             Description
------                             -----------

(3)      (I) ARTICLES OF INCORPORATION; (II) BYLAWS

3.1 Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 7, 2011)

3.2 Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 7, 2011)

3.1 Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on February 28, 2013)

3.2 Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on February 28, 2013)

(10)     MATERIAL CONTRACTS

10.1 Stock Purchase Agreement dated December 21, 2012 between our company, Simon Bar-Tal, Liby Weinstock and Wenping Luo (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2013)

(31)     RULE 13A-14(A) / 15D-14(A) CERTIFICATIONS

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)     SECTION 1350 CERTIFICATIONS

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**    INTERACTIVE DATA FILES

101.INS  XBRL Instance Document
101.SCH  XBRL Taxonomy Extension Schema Document
101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  XBRL Taxonomy Extension Label Linkbase Document
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.
**   To be filed by amendment pursuant to Section 405(a)(2)(ii) of Regulation
     S-T.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                              ANPULO FOOD DEVELOPMENT, INC.
                              (Registrant)


Date: October 15, 2013        By: /s/ Wenping Luo
                                 -----------------------------------------------
                              Name:  Wenping Luo
                              Title: Chief Executive Officer and Director
                                     (Principal Executive Officer, Principal
                                     Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ANPULO FOOD DEVELOPMENT, INC.
                                 (Registrant)


Date: October 15, 2013        By: /s/ Wenping Luo
                                 -----------------------------------------------
                              Name:  Wenping Luo
                              Title: Chief Executive Officer and Director
                                     (Principal Executive Officer, Principal
                                     Financial and Principal Accounting Officer)