Form 10-K/A
period 2013-06-30
Anpulo Food Development, Inc.
filed 2013-10-16
CIK 1528875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to our annual report on Form 10-K for the period ended June 30, 2013 (the "Form 10-K"), filed with the Securities and Exchange Commission on October 15, 2013 (the "Original Filing Date"), to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS               XBRL Instance Document
101.SCH               XBRL Taxonomy Schema
101.CAL               XBRL Taxonomy Calculation Linkbase
101.DEF               XBRL Taxonomy Definition Linkbase
101.LAB               XBRL Taxonomy Label Linkbase
101.PRE               XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K. No other changes have been made to the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as
Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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


Date: October 16, 2013        By: /s/ Wenping Luo
                                 -----------------------------------------------
                              Name:  Wenping Luo
                              Title: Chief Executive Officer and Director
                                     (Principal Executive Officer, Principal
                                     Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ANPULO FOOD DEVELOPMENT, INC.
                                 (Registrant)


Date: October 16, 2013        By: /s/ Wenping Luo
                                 -----------------------------------------------
                              Name:  Wenping Luo
                              Title: Chief Executive Officer and Director
                                     (Principal Executive Officer, Principal
                                     Financial and Principal Accounting Officer)