Form 10-Q
period 2013-09-30
Anpulo Food Development, Inc.
filed 2013-11-14
CIK 1528875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September  30, 2013

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to                       .

Commission File Number 000-54605

Anpulo Food Development, Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0617781
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Hebaliang Industry Park, Hangkong Road, Laifeng County, Enshi Autonomous Prefecture, Hubei, China	445700
(Address of principal executive offices)	(Zip Code)

(86) 718 628 8576
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No   ☐

As of November 8, 2013, the registrant had 193,460,000 shares of common stock, par value $0.001 per share, issued and outstanding.

ANPULO FOOD DEVELOPMENT, INC.
QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements.

Anpulo Food Development Inc.
  (A Development Stage Company)

Balance Sheets

	2013
	September 30,	June 30,
	(Unaudited)
Assets
Total assets	$-	$-
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$11,560	$3,263
Due to related party	5,568	5,568
Total Liabilities	17,128	8,831
Stockholders’ Deficiency:
Preferred stock ($0.001 par value, 50,000,000 shares authorized, no share issued or outstanding at September 30 and June 30, 2013, respectively.)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 193,460,000 shares issued and outstanding at September 30 and June 30, 2013.)	193,460	193,460
Discount on stock issued	(146,643)	(146,643)
Deficit accumulated during the development stage	(63,945)	(55,648)
Total Stockholders’ Deficiency	(17,128)	(8,831)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

Anpulo Food Development Inc.
  (A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Period from October 4, 2010 (Inception) to September 30,
	2013	2012	2013
Operating expenses
General and administrative expenses	$8,297	$4,917	$63,945
Selling expenses	-	-	-
Total operating expenses	8,297	4,917	63,945

Other income (expense):
Interest expenses	-	-	-
Total other income (expense)	-	-	-

Loss from operations before income taxes	(8,297)	(4,917)	(63,945)
Provision for income taxes	-	-	-
Net loss	$(8,297)	$(4,917)	$(63,945)

Basic and diluted weighted average shares	193,460,000	183,890,660
Basic and diluted loss per share	$(0.00)	$(0.00)

See accompanying notes to financial statements.

Anpulo Food Development Inc.
(A Development Stage Company)

Statements of Changes in Stockholderes’ Deficiency

For the Period from October 4, 2010 (Inception) to September 30, 2013
(Unaudited)

				Common	Deficit
			Discount on	Stock	Accumulated
	Common Stock		Stock	Subscribed	During
	Shares	Amount	Issued	Not Issued	Development	Total
October 4, 2010 (Inception)	-	$-	$-	$-	$-	$-
Common stock issued to officers and directors for cash ($0.001 per share)	151,000,000	151,000	(135,900)	-	-	15,100
Net loss	-	-	-	-	(12)	(12)
Balance, June 30, 2011	151,000,000	151,000	(135,900)	-	(12)	15,088

Common stock subscribed ($0.001 per share)	-	-	-	5,440	-	5,440
Offering costs	-	-	-	(1,352)	-	(1,352)
Net loss	-	-	-	-	(15,635)	(15,635)
Balance, June 30, 2012	151,000,000	151,000	(135,900)	4,088	(15,647)	3,541

Common stock issued ($0.001 per share)	42,460,000	42,460	-	(5,440)	-	37,020
Offering costs	-	-	(10,743)	1,352	-	(9,391)
Net loss	-	-	-	-	(40,001)	(40,001)
Balance, June 30, 2013	193,460,000	193,460	(146,643)	-	(55,648)	(8,831)

Net loss	-	-	-	-	(8,297)	(8,297)
Balance, September 30, 2013	193,460,000	$193,460	$(146,643)	$-	$(63,945)	$(17,128)

See accompanying notes to financial statements.

Anpulo Food Development Inc.
(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,		For the Period from October 4, 2010 to September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,297)	$(4,917)	$(63,945)
Adjustments to reconcile net loss to net cash used inoperating activities:
Changes in operating assets and liabilities:
Accounts payable	8,297	(1,600)	11,560
Net cash used in operating activities	8,297	(6,517)	(52,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	36,960	57,500
Payment of offering costs	-	(247)	(10,683)
Proceeds from due to related party	-	-	5,568
Net cash provided by financing activities	-	36,713	52,385

Net increase (decrease) in cash	-	30,196	-
Cash, beginning of period	-	5,797	-
Cash, end of period	$-	$35,993	$-

SUPPLMENTAL DISCLOSURE:
Cash paid during the period for:
Interest expense paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes financial statements.

Anpulo Food Development Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

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

NOTE 2—DEVELOPMENT STAGE COMPANY

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, “Accounting and Reporting for Development Stage Companies.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Anpulo Food Development Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $17,128 and an accumulated deficit of $63,945 as of September 30, 2013 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will depend almost exclusively on outside capital to complete the development of a business plan. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company.

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

Interim Financial Statements

These unaudited financial statements as of and for the three months ended September 30, 2013 and 2012, and for the period from October 4, 2010 (Inception) to September 30, 2013, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended June 30, 2013 and 2012 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on October 15, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended September 30, 2013 are not necessarily indicative of results for the entire year ending June 30, 2014.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30 and June 30, 2013, the Company had no cash and cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended September 30, 2013 and the years ended June 30, 2013. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

Anpulo Food Development Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not identify any assets and liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of accounts payables and debts approximate their fair values due to the short maturities of these instruments.

Related Party

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Anpulo Food Development Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of September 30 and June 30, 2013.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4—DUE TO RELATED PARTY

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

From time to time, the Company's officer advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At September 30 and June 30, 2013, the Company's due to related party balance amounted to $5,568.

NOTE 5—STOCKHOLDERS’ DEFICIENCY

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

Anpulo Food Development Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 6—GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $63,945 from inception, a working capital deficit and stockholders’ deficiency of $17,128 and $8,831 at September 30 and June 30, 2013, and used $52,385 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed financial statements and notes thereto for the three months ended September 30, 2013, (ii) the financial statements and notes thereto for the year ended June 30, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2013, as amended and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Aside from certain information as of June 30, 2013, all amounts herein are unaudited. Unless the context otherwise indicates, references to “Anpulo,” “we,” “our,” “us” and the “Company” refer to Anpulo Food Development, Inc.

Overview

Our Company was incorporated under the name of “Specializer, Inc.” under the laws of the state of Nevada on October 4, 2010. Our company originally planned to create mobile business applications for professionals who work in jobs that require a high degree of mobility. However, in connection with a change of control transaction that closed on January 7, 2013 and which is more fully described below under the section below titled “Change of Control,” the Company appointed a new executive management team and changed its planned business operations.

On December 21, 2012, our Company entered into a stock purchase agreement with the Company’s former management and principal stockholders, Simone Bar-Tal and Liby Weinstock and our current management and principal stockholder, Wenping Luo, pursuant to which Simone Bar-Tal and Liby Weinstock sold to Wenping Luo 15,100,000 shares of our Company’s common stock, par value $0.001 per share, representing approximately 78.05% of the then issued and outstanding common stock, for an aggregate purchase price of $120,000.

On January 7, 2013, the stock purchase transaction closed, and on the same day, Mr. Simone Bar-Tal resigned as our director, Chief Executive Officer, President and Chief Financial Officer, Mr. Liby Weinstock resigned as our Secretary, Treasure, and director, and Mr. Wenping Luo was appointed as our Chief Executive Officer and sole director.

Effective February 28, 2013, we changed our name from “Specializer Inc.” to “Anpulo Food Development, Inc.”, by way of a merger with our wholly-owned subsidiary Anpulo Food Development, Inc., which was created solely for the name change. Also effective February 28, 2013, we effected a forward split of our authorized, issued and outstanding shares of common stock on a 10 for 1 basis and, consequently, our authorized share capital increased from 100,000,000 to 1,000,000,000 shares of common stock and our issued and outstanding common stock increased from 19,346,000 to 193,460,000 shares, all with a par value of $0.001. Our preferred stock remains unchanged.

Our Company now intends to engage in a corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Plan of Operations

We are operated as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money to be loaned to or invested in us by our principal stockholder and management. During the next 12 months we anticipate incurring costs related to filing of the reports required under the Securities Exchange Act of 1934, as amended, and consummating an acquisition.

We believe we will be able to meet these costs through funds to be loaned by or invested in us by our principal stockholder and management.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited ability for obtaining financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Change in Control

On January 7, 2013, our sole officer and director, Mr. Wenping Luo, acquired an aggregate of 151,000,000 shares of our common stock, representing 78.05% of our issued and outstanding shares as of January 7, 2013. Effective January 7, 2013, (a) Mr. Simone Bar-Tal resigned as our director, Chief Executive Officer, President and Chief Financial Officer; (b) Mr. Liby Weinstock resigned as our Secretary, Treasurer, and director; (c) Mr. Wenping Luo, was appointed as our sole director and Chief Executive Officer. Until a business combination is completed, Mr. Luo, as our sole officer and director and principal stockholder, anticipates funding our operating costs through the completion of a business combination. There is no assurance that we will be able to successfully complete a business combination.

Results of Operation

We have not had any revenue since inception. For the three months ended September 30, 2013 and 2012 we incurred a net loss of $8,297 and $4,917, respectively. Since inception we have incurred a net loss of $63,945. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30 and June 30, 2013, we had cash of $0. We intend to rely upon the issuance of our common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As discussed above, we incurred a net loss of $8,297 and $4,917, respectively, for the three months ended September 30, 2013 and 2012. Cash used in operating activities during the three months ended September 30, 2013 and 2012 was $0 and $6,517, respectively. As of September 30 and June 30, 2013, we had a stockholders’ deficiency of $17,128 and $8,831. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Wenping Luo, the sole director and officer of the Company, supervises the search for target companies as potential candidates for a business combination. Wenping Luo will pay, at his own expense, any costs he incurs in supervising the search for a target company, although he is under no obligation to do so. Wenping Luo may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Recently Issued Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our financial statements.

Off Balance Sheet Items

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	any obligation under certain guarantee contracts,

•	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

•
any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

•
any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon his controls evaluation, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that our Disclosure Controls are not effective as of the end of the period covered by this report, due to a material weakness identified below.

During this evaluation, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the past fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.      Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits

(a)   Exhibits

Exhibit Number	Document
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anpulo Food Development, Inc.

November 13, 2013	By	/s/Wenping Luo
Wenping Luo
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

