Form 10-Q
period 2013-12-31
Anpulo Food Development, Inc.
filed 2014-02-14
CIK 1528875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

or

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

As of February 13, 2014, the registrant had 193,460,000 shares of common stock, par value $0.001 per share, issued and outstanding.

ANPULO FOOD DEVELOPMENT, INC.
QUARTERLY REPORT ON FORM 10-Q

December 31, 2013

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

PART I     FINANCIAL INFORMATION

Item 1.      Financial Statements.

ANPULO FOOD DEVELOPMENT, INC.
BALANCE SHEETS

	2013
	December 31,	June 30,
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$11,560	$3,263
Due to related party	7,068	5,568
Total Current Liabilities	18,628	8,831

Stockholders' Deficiency:
Preferred stock ($0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31 and June 30, 2013, respectively)	-	-

Common stock ($0.001 par value, 1,000,000,000 shares authorized, 193,460,000 shares issued and outstanding as of December 31 and June 30, 2013, respectively)	193,460	193,460
Discount on stock issued	(146,643)	(146,643)
Deficit accumulated during the development stage	(65,445)	(55,648)
Total Stockholders' Deficiency	(18,628)	(8,831)
Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to financial statements

ANPULO FOOD DEVELOPMENT, INC.
STATEMENTS OF OPERATION
(UNADITED)

	For the Three Months Ended December								For the Period from October 4, 2010 (Inception) to
	31,				For the Six Months Ended December 31,				December 31,
	2013		2012		2013		2012		2013

Operating expenses:
General and administrative expenses		$1,500		$26,253		$9,797		$31,170	$65,445
Selling expenses		-		-		-		-	-
Total operating expenses		1,500		26,253		9,797		31,170	65,445

Other income (expense):
Interest expense		-		-		-		-	-
Total other expenses		-		-		-		-	-

Loss from operations before income taxes		(1,500)		(26,253)		(9,797)		(31,170)	(65,445)

Income taxes		-		-		-		-	-
Net loss		$(1,500)		$(26,253)		$(9,797)		$(31,170)	$(65,445)

Loss per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted		193,460,000		193,460,000		193,460,000		188,722,340

Basic and diluted loss per share	$	a	$	a	$	a	$	a

a = Less the ($0.01) per share

See accompanying notes to financial statements

ANPULO FOOD DEVELOPMENT, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended December 31,		For the Period from October 4, 2010 (Inception) to
	2013	2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,797)	$(31,170)	$(65,445)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable	8,297	(11,340)	11,560

Net cash used in operating activities	(1,500)	(42,510)	(53,885)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	36,960	57,500
Payment of offering costs	-	(247)	(10,683)
Proceeds from due to related party	1,500	-	7,068

Net cash provided by financing activities	1,500	36,713	53,885

NET DECREASE IN CASH	-	(5,797)	-

CASH, BEGINNING OF YEAR	-	5,797	-

CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to financial statements

ANPULO FOOD DEVELOPMENT, INC.
Statements of The Stockholders’ Equity

	Common Stock		Discount on Stock	Common Stock	Deficit Accumulated
	Shares	Amount	Issued	Subscribed not Issued	During Development	Total
October 4, 2010 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued to officers and directors for cash ($0.01 per share)	151,000,000	151,000	(135,900)	-	-	15,100
Net loss	-	-	-	-	(12)	(12)

Balance, June 30, 2011	151,000,000	151,000	(135,900)	-	(12)	15,088

Common stock subscribed ($0.01 per share)	-	-	-	5,440	-	5,440
Offering costs	-	-	-	(1,352)	-	(1,352)
Net loss	-	-	-	-	(15,635)	(15,635)

Balance, June 30, 2012	151,000,000	$151,000	$(135,900)	$4,088	$(15,647)	$3,541

Common stock issued ($0.01 per share)	42,460,000	42,460	-	(5,440)	-	37,020
Offering costs	-	-	(10,743)	1,352	-	(9,391)
Net loss	-	-	-	-	(40,001)	(40,001)

Balance, June 30, 2013	193,460,000	$193,460	$(146,643)	$-	$(55,648)	$(8,831)

Net loss	-	-	-	-	(9,797)	(9,797)

Balance, December 31, 2013	193,460,000	$193,460	$(146,643)	$-	$(65,445)	$(18,628)

See accompanying notes to financial statements

Anpulo Food Development, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

Anpulo Food Development, Inc. (the “Company”) was incorporated under the name of Specializer, Inc. under the laws of the state of Nevada on October 4, 2010. The Company has limited operations, is considered a development stage company and has not yet realized any revenues from its planned operations. The Company originally planned to create mobile business applications for professionals who work in jobs that require a high degree of mobility. The applications were aimed to help these professionals, whose jobs require a high degree of travel and whose work entails dealing with a differentiated client base, to record their hours, manage their invoices, and keep track of their stock. However, in connection with the change of control transaction that closed on January 7, 2013 and which is more fully described below under the section below titled "Change of Control," the Company appointed a new executive management team and changed its planned business operations.

On February 21, 2013, the Company filed Articles of Merger with the Nevada Secretary of State to change its name from “Specializer Inc.” to “Anpulo Food Development, Inc.,” effected by way of a merger with its wholly-owned subsidiary Anpulo Food Development, Inc., which was created solely for the name change.

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

The Company now intends to engage in a lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It will attempt to locate and negotiate with a business entity for the combination of that target company with the Company (the “Business Combination”). The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

As a development stage enterprise, the Company discloses the retained earnings or deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. Until a Business Combination is completed, the Company's current director and officer anticipate funding the Company's operating costs through the completion of a Business Combination. There is no assurance that the Company will be able to successfully complete a Business Combination.

Anpulo Food Development, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS (CONTINUED)

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

NOTE 2—DEVELOPMENT STAGE COMPANY

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in ASC 915, “Accounting and Reporting for Development Stage Companies.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $18,628 and an accumulated deficit of $65,445 as of December 31, 2013 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Anpulo Food Development, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Statements

These unaudited financial statements as of and for the six months ended December 31, 2013 and 2012, and for the period from October 4, 2010 (Inception) to December 31, 2013, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended June 30, 2013 and 2012 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on October 15, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended December 31, 2013 are not necessarily indicative of results for the entire year ending June 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31 and June 30, 2013, the Company had no cash and cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six months ended December 31, 2013 and the years ended June 30, 2013. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

Anpulo Food Development, Inc.
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

Anpulo Food Development, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of December 31 and June 30, 2013.

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

From time to time, the Company's officer advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At December 31 and June 30, 2013, the Company's due to related party balance amounted to $7,068 and $5,568, respectively.

Anpulo Food Development, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 6—GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $65,445 from inception, a working capital deficit and stockholders’ deficiency of $18,628 and $8,831 at December 31 and June 30, 2013, and used $53,885 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed financial statements and notes thereto for the six months ended December 31, 2013, (ii) the financial statements and notes thereto for the year ended June 30, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2013, as amended and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Aside from certain information as of June 30, 2013, all amounts herein are unaudited. Unless the context otherwise indicates, references to “Anpulo,” “we,” “our,” “us” and the “Company” refer to Anpulo Food Development, Inc.

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

We believe that we will be able to meet these costs through funds to be loaned by or invested in us by our principal stockholder and management.

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

Results of Operation

We have not had any revenue since inception. For the three months ended December 31, 2013 and 2012 we incurred a net loss of $1,500 and $26,253, respectively. For the six months ended December 31, 2013 and 2012 we had a net loss of $9,797 and $31,170, respectively. Since inception we have incurred a net loss of $65,445. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expenses.

Liquidity and Capital Resources

At December 31 and June 30, 2013, we had cash of $0. We intend to rely upon the issuance of our common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $9,797 and $31,170, respectively, for the six months ended December 31, 2013 and 2012. Cash used in operating activities during the six months ended December 31, 2013 and 2012 was $1,500 and $42,510, respectively. As of December 31 and June 30, 2013, we had a stockholders’ deficiency of $18,628 and $8,831. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

During this evaluation, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness consists of, as of the end of the period covered by this report, the lack of an audit committee and an understaffed financial and accounting function, due to limited resources and limited number of employees, which warrant the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject and, there is no material proceedings to which any director, officer or affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the registrant, or any associate of any such director, officer, affiliate of the registrant, or security holder is a party adverse to our Company or has a material interest adverse to our Company.

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

Anpulo Food Development, Inc.

February 14, 2014	By	/s/Wenping Luo
Wenping Luo
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

