Form 10-Q
period 2014-03-31
Anpulo Food Development, Inc.
filed 2014-05-15
CIK 1528875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 10, 2014, the registrant had 193,460,000 shares of common stock, par value $0.001 per share, issued and outstanding.

ANPULO FOOD DEVELOPMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

ANPULO FOOD DEVELOPMENT INC.
BALANCE SHEETS

	March 31, 2014	June 30, 2013
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$13,560	$3,263
Due to related party	13,971	5,568
Total Current Liabilities	27,531	8,831

Stockholders' Deficiency:
Preferred stock ($0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 193,460,000 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively)	193,460	193,460
Discount on stock issued	(146,643)	(146,643)
Deficit accumulated during the development stage	(74,348)	(55,648)
Total Stockholders' Deficiency	(27,531)	(8,831)
Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to financial statements

ANPULO FOOD DEVELOPMENT INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,				For the Period from October 4, 2010 (Inception) to
	2014		2013		2014		2013		March 31, 2014

Operating expenses:
General and administrative expenses		$8,903		$4,905		$18,700		$36,075	$74,348
Selling expenses		-		-		-		-	-
Total operating expenses		8,903		4,905		18,700		36,075	74,348

Other income (expense):
Interest expense		-		-		-		-	-
Total other expenses		-		-		-		-	-

Loss from operations before income taxes		(8,903)		(4,905)		(18,700)		(36,075)	(74,348)

Income taxes		-		-		-		-	-
Net loss		$(8,903)		$(4,905)		$(18,700)		$(36,075)	$(74,348)

Loss per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted		193,460,000		193,460,000		193,460,000		188,853,030

Basic and diluted loss per share	$	a	$	a	$	a	$	a

a = Less the ($0.01) per share

See accompanying notes to financial statements

ANPULO FOOD DEVELOPMENT INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31,		For the Period from October 4, 2010 (Inception) to
	2014	2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,700)	$(36,075)	$(74,348)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable	10,297	(9,085)	13,560
Net cash used in operating activities	(8,403)	(45,160)	(60,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	36,960	57,500
Payment of offering costs	-	(247)	(10,683)
Proceeds from due to related party	8,403	2,650	13,971
Net cash provided by financing activities	8,403	39,363	60,788

NET DECREASE IN CASH	-	(5,797)	-

CASH, BEGINNING OF YEAR	-	5,797	-

CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to financial statements

ANPULO FOOD DEVELOPMENT INC.
Statements of The Stockholders' Equity

	Common Stock		Discount on Stock	Common Stock Subscribed not	Deficit Accumulated During
	Shares	Amount	Issued	Issued	Development	Total
October 4, 2010 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued to officers and directors for cash ($0.01 per share)	151,000,000	151,000	(135,900)	-	-	15,100
Net loss	-	-	-	-	(12)	(12)

Balance, June 30, 2011	151,000,000	151,000	(135,900)	-	(12)	15,088

Common stock subscribed ($0.01 per share)	-	-	-	5,440	-	5,440
Offering costs	-	-	-	(1,352)	-	(1,352)
Net loss	-	-	-	-	(15,635)	(15,635)

Balance, June 30, 2012	151,000,000	151,000	(135,900)	4,088	(15,647)	3,541

Common stock issued ($0.01 per share)	42,460,000	42,460	-	(5,440)	-	37,020
Offering costs	-	-	(10,743)	1,352	-	(9,391)
Net loss	-	-	-	-	(40,001)	(40,001)

Balance, June 30, 2013	193,460,000	193,460	(146,643)	-	(55,648)	(8,831)

Net loss	-	-	-	-	(18,700)	(18,700)

Balance, March 31, 2014	193,460,000	$193,460	$(146,643)	$-	$(74,348)	$(27,531)

See accompanying notes to financial statements

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $27,531 and an accumulated deficit of $74,348 as of March 31, 2014 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Anpulo Food Development Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Statements

These unaudited financial statements as of and for the nine months ended March 31, 2014 and 2013, and for the period from October 4, 2010 (Inception) to March 31, 2014, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended June 30, 2013 and 2012 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on October 15, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended March 31, 2014 are not necessarily indicative of results for the entire year ending June 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and June 30, 2013, the Company had no cash and cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine months ended March 31, 2014 and the years ended June 30, 2013. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

Anpulo Food Development Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of March 31, 2014 and June 30, 2013.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. Application of the standard, which is to be applied prospectively, is required for fiscal years beginning on or after December 15, 2014, and for interim periods within that year. The Company currently plans to adopt the standard in January 2015.

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

From time to time, the Company's officer advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At March 31, 2014 and June 30, 2013, the Company's due to related party balance amounted to $13,971 and $5,568, respectively.

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

NOTE 6—GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $74,348 from inception, a working capital deficit and stockholders’ deficiency of $27,531 and $8,831 at March 31, 2014 and June 30, 2013, and used $60,788 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed financial statements and notes thereto for the nine months ended March 31, 2014, (ii) the financial statements and notes thereto for the year ended June 30, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2013, as amended and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Aside from certain information as of June 30, 2013, all amounts herein are unaudited. Unless the context otherwise indicates, references to “Anpulo,” “we,” “our,” “us” and the “Company” refer to Anpulo Food Development, Inc.

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

Results of Operation

We have not had any revenue since inception. For the three months ended March 31, 2014 and 2013, we incurred a net loss of $8,903 and $4,905, respectively. For the nine months ended March 31, 2014 and 2013 we had a net loss of $18,700 and $36,075, respectively. Since inception we have incurred a net loss of $74,348. Expenses from inception were mainly comprised of costs associated with legal, accounting and office expense.

Liquidity and Capital Resources

At March 31, 2014 and June 30, 2013, we had cash of $0. We intend to rely upon the issuance of our common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $18,700 and $36,075, respectively, for the nine months ended March 31, 2014 and 2013. Cash used in operating activities during the nine months ended March 31, 2014 and 2013 was $8,403 and $45,160, respectively. As of March 31, 2014 and June 30, 2013, we had a stockholders’ deficiency of $27,531 and $8,831. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Items

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	any obligation under certain guarantee contracts,

●	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

●	any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

●	any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

Based upon his controls evaluation, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that our Disclosure Controls were not effective as of the end of the period covered by this report, due to a material weakness identified below.

During this evaluation, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness consists of, as of the end of the period covered by this report, lack of an audit committee and an understaffed financial and accounting function.

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2014, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Anpulo Food Development, Inc.

May 15, 2014	By	/s/Wenping Luo
Wenping Luo
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

