Form 10-K
period 2014-06-30
Anpulo Food Development, Inc.
filed 2014-09-29
CIK 1528875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54605

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

common stock, par value $0.001 per share (the “Common Stock”)

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

The aggregate market value of company’s Common Stock held by non-affiliates of the registrant on December 31, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of September 24, 2014, the registrant had 193,460,000 shares of Common Stock issued and outstanding.

Forward Looking Statements

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms “company”, we," "our," "us" and "our company" refer collectively to Anpulo Food Development, Inc. The term "fiscal year" refers to our fiscal year ending June 30. Unless otherwise indicated, the term "Common Stock" refers to shares of our common stock, par value $0.001 per share

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

PART I

Item 1. Business.

BACKGROUND AND BUSINESS OVERVIEW

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

PLAN OF OPERATIONS

The Company is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Pursuant to Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Lirong Wang, our sole officer and director. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. We do not intend to solicit prospective investors for any transaction. We will rely on word of mouth to locate potential merger candidates.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all, or a majority of, the Company’s director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  Notwithstanding same since we currently have only one shareholder, we intend to provide our shareholder with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our sole officer and director. Our sole officer and director is engaged in outside business activities and anticipated to devote very limited time to our business until the acquisition of a successful business opportunity has been identified. Our current sole officer and director and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than five (5) hours per month. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

RECENT DEVELOPMENTS

Corporate Name Change

On February 21, 2013, we filed Articles of Merger with the Nevada Secretary of State to change our name from "Specializer Inc." to "Anpulo Food Development, Inc.", to be effected by way of a merger with its wholly-owned subsidiary Anpulo Food Development, Inc., which was created solely for the name change.

Capital Shares Change

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

Change in Control

On January 7, 2013, Mr. Wenping Luo acquired an aggregate 15,100,000 shares of our Common Stock, representing 78.05% of our issued and outstanding shares as of January 7, 2013. Effective January 7, 2013, (a) Mr. Simone Bar-Tal resigned as our director, chief executive officer, president, and chief financial officer; (b) Mr. Liby Weinstock resigned as our secretary, treasurer, and director; (c) Mr. Wenping Luo, was appointed as our sole director and chief executive officer. Until a business combination is completed, our sole director and officer anticipates to fund our operating costs through the shareholder loans or sales of equity instruments. There is no assurance that we will be able to successfully complete a business combination or that our operating costs prior to such time will remain funded.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item

Item 2. Properties.

The Company neither rents nor owns any properties. We utilize the office space and equipment of our sole officer and director at no cost. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, our Common Stock, any of our subsidiaries, or director or officer of our company or its subsidiaries in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “ANPL”.

There is a limited public market for our Common Stock. Our Common Stock are quoted on the OTC Bulletin Board under the symbol "ANPL". Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. We cannot assure you that there will be a market in the future for our Common Stock.

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

As of September 29, 2014, no shares of our Common Stock have been traded.

HOLDERS

As of September 29, 2014, the 193,460,000 issued and outstanding shares of Common Stock were held by a total of 168 shareholders of record.

DIVIDENDS

To date, we have not declared or paid any dividends on our Common Stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our Common Stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our board of directors (the “Board”) will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which the Board may deem relevant and in the best interest of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We presently do not have any compensation plans under which equity securities of the Company are authorized for issuance. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Statement On Forward-Looking Information.”

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow and the Company does not intend to engage in any types of business activities that may provide cash flow for investigating and analyzing business combinations.

During the next twelve (12) months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	consummating an acquisition.

At this time we do not have the funds to pay for these filings and do not have any written agreement to raise funds to cover these expenses. However, we believe we will be able to meet these costs with funds to be loaned from Mr. Wenping Luo, sole director and chief executive officer. As stated in the verbal agreement with Mr. Wenping Luo on February 21, 2013, he will provide funding to cover the costs of investigating and analyzing business combinations until such time as we undertake a change of control or a reverse merger whereby Mr. Wenping Luo will no longer be the controlling shareholder of the Company. We currently have no written contractual agreements in place with Mr. Wenping Luo to provide such funding. Until such time as we undertake a change of control or reverse merger, Mr. Wenping Luo has agreed to cover costs including, but not limited to, the filing of Exchange Act reports, and consummating an acquisition. At this time we do not have the funds to pay for these filings and do not have any written agreement to raise funds to cover these expenses. However, we believe we will be able to meet these costs with funds provided by Mr. Wenping Luo. Once change of control is completed we anticipate that we will have the ability to cover the costs of investigating and analyzing business combinations with cash flow from operations, Mr. Wenping Luo will no longer be obligated to cover such costs. We are not currently undertaking any steps to repay Mr. Wenping Luo, but the understanding is that he will be repaid when we are sold.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. The Company has not commenced our efforts to locate a merger candidate and will not do so until it clears all comments with the SEC. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Our officer and director have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking companies with no capital and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operation

We did not have any operating income from inception through June 30, 2014. For the period from inception through June 30, 2014, we have incurred a net loss of $78,833. Expenses for the period from inception through June 30, 2014 were comprised of costs mainly associated legal, accounting, and office expenses. For the fiscal years ended June 30, 2014 and 2013, we recognized a net loss of $23,185 and $40,001, respectively. Expenses for the fiscal years ended June 30, 2014 and 2013 were comprised of costs mainly associated with legal, accounting and office expenses.

Liquidity and Capital Resources

At June 30, 2014 and 2013, we had no cash. We intend to rely upon the issuance of Common Stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As discussed above, we incurred a net loss of $23,185 and $40,001, respectively, for the fiscal years ended June 30, 2014 and 2013. Cash used in operating activities during the fiscal years ended June 30, 2014 and 2013 was $22,463 and $48,078, respectively. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We will require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve its strategic objectives. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Mr. Wenping Luo supervises the search for target companies as potential candidates for a business combination. Mr. Wenping Luo will pay, at his own expense, any costs he incurs in supervising the search for a target company, although he is under no obligation to do so. Mr. Wenping Luo may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

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

Material Commitments

As of June 30, 2014, we had no material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

Going Concern

The independent auditors' audit report accompanying our June 30, 2014 audited financial statements, included herein, contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our financial statements for the year ended June 30, 2014. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Basis of Accounting

Our company's financial statements are prepared using the accrual method of accounting. We have elected a June 30 fiscal year end.

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

Deferred Offering Cost

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

Our company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2014 and 2013, our company had no accrued interest or penalties.

Recent Accounting Pronouncements

Our company has not identified any recently issued accounting pronouncements that are expected to have a material impact on our company's financial statements.

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.Financial Statements and Supplementary Data. .

Anpulo Food Development, Inc.

(A Development Stage Company)

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-4	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2014 AND 2013

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2014 AND 2013, AND FOR THE PERIOD FROM OCTOBER 4, 2010 (INCEPTION) TO JUNE 30, 2014

PAGE	F-6	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 4, 2010 (INCEPTION) TO JUNE 30, 2014

PAGE	F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2014 AND 2013 AND FOR THE PERIOD FROM OCTOBER 4, 2010 (INCEPTION) TO JUNE 30, 2014

PAGES	F-8 - F-13	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Anpulo Food Development, Inc.

We have audited the accompanying balance sheet of Anpulo Food Development, Inc. (a development stage company) (the “Company”) as of June 30, 2014 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended June 30, 2014 and for the period from October 4, 2010 (Inception) through June 30, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anpulo Food Development, Inc. as of June 30, 2014 and the results of its operations and its cash flows for the year ended June 30, 2014 and for the period from October 4, 2010(Inception) through June 30, 2014 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ HHC
Certified Public Accountants

Forest Hills, NY

September 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Anpulo Food Development, Inc.

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

Respectfully submitted,

/s/ Weinberg & Baer LLC
Baltimore, Maryland
October 14, 2013

Anpulo Food Development, Inc.

(A Development Stage Company)

BALANCE SHEETS

	June 30,
	2014	2013
ASSETS
Current Assets:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$3,985	$3,263
Due to related party	28,031	5,568
Total Current Liabilities	32,016	8,831

Stockholders’ Deficiency:
Preferred stock, 50,000,000 shares authorized, par value $0.001, no share issued or outstanding at June 30, 2014 and 2013	-	-
Common stock, 1,000,000,000 shares authorized, par value $0.001, 193,460,000 shares issued and outstanding on June 30, 2014 and 2013, respectively)	193,460	193,460
Discount on stock issued	(146,643)	(146,643)
Deficit accumulated during the development stage	(78,833)	(55,648)
Total Stockholders’ Deficiency	(32,016)	(8,831)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

Anpulo Food Development, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended June 30,				For the Period from October 4, 2010 (Inception) to June 30,
	2014		2013		2014

Operating expenses
General and administrative		$23,185		$40,001	$78,833
Total operating expenses		23,185		40,001	78,833

Loss from operations before income taxes		(23,185)		(40,001)	(78,833)
Provision for income taxes		-		-	-
Net loss		$(23,185)		$(40,001)	$(78,833)

Loss per share – basic and diluted:
Basic and diluted weighted average shares		193,460,000		191,074,219
Basic and diluted loss per share	$	*	$	*

*: less than ($0.01) per share

See accompanying notes to financial statements.

Anpulo Food Development, Inc.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Period from October 4, 2010 (Inception) to June 30, 2014

	Common Stock		Discount on Stock	Common Stock Subscribed not	Deficit Accumulated During
	Shares	Amount	Issued	Issued	Development	Total
October 4, 2010 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued to officers and directors for cash ($0.01 per share)	151,000,000	151,000	(135,900)	-	-	15,100
Net loss	-	-	-	-	(12)	(12)

Balance, June 30, 2011	151,000,000	151,000	(135,900)	-	(12)	15,088

Common stock subscribed ($0.01 per share)	-	-	-	5,440	-	5,440
Offering costs	-	-	-	(1,352)	-	(1,352)
Net loss	-	-	-	-	(15,635)	(15,635)

Balance, June 30, 2012	151,000,000	151,000	(135,900)	4,088	(15,647)	3,541

Common stock issued ($0.01 per share)	42,460,000	42,460	-	(5,440)	-	37,020
Offering costs	-	-	(10,743)	1,352	-	(9,391)
Net loss	-	-	-	-	(40,001)	(40,001)

Balance, June 30, 2013	193,460,000	193,460	(146,643)	-	(55,648)	(8,831)

Net loss	-	-	-	-	(23,185)	(23,185)

Balance, June 30, 2014	193,460,000	$193,460	$(146,643)	$-	$(78,833)	$(32,016)

See accompanying notes to financial statements.

Anpulo Food Development, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,		For the Period from October 4, 2010 (Inception) to June 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,185)	$(40,001)	$(78,833)
Changes in operating assets and liabilities:
Accounts payable	722	(8,077)	3,985
Net cash used in operating activities	(22,463)	(48,078)	(74,848)
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution from issuance of common stock	-	36,960	57,500
Payment of offering costs	-	(247)	(10,683)
Proceeds from due to related party	22,463	5,568	28,031
Net cash provided by financing activities	22,463	42,281	74,848
NET DECREASE IN CASH	-	(5,797)	-
CASH, BEGINNING OF YEAR	-	5,797	-
CASH, END OF YEAR	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to financial statements.

Anpulo Food Development, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2014 and 2013

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

Anpulo Food Development, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2014 and 2013

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $32,016 and an accumulated deficit of $78,833 as of June 30, 2014 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Anpulo Food Development, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2014 and 2013

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and 2013, the Company had no cash and cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase Common Stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended June 30, 2014 and 2013. However, if present, a separate computation of diluted loss per share would not have been presented, as these Common Stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

Anpulo Food Development, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2014 and 2013

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of June 30, 2014 and 2013, the Company has not generated any taxable income and, therefore, has no tax liability. As of June 30, 2014, the Company has available operating loss carry forwards of approximately $78,833, which expire in 2034.

Anpulo Food Development, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2014 and 2013

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

From time to time, the Company's officer advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At June 30, 2014 and 2013, the Company's due to related party balance amounted to $28,031 and $5,568, respectively.

Anpulo Food Development, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2014 and 2013

NOTE 5—STOCKHOLDERS’ DEFICIENCY

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

NOTE 6—GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $78,833 from inception and a working capital deficit and stockholders’ deficiency of $32,016 at June 30, 2014 and used $74,848 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern. There is no guarantee that the Company will be successful in these efforts.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures.

EVALUATION OF OUR DISCLOSURE CONTROLS

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon his controls evaluation, our Chief Executive Officer has concluded that, as of June 30, 2014, our company's disclosure controls and procedures were not effective to provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

•	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission;
•	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and
•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the name of our sole director and officer.

Name	Age	Position
Wenping Luo	45	Chief Executive Officer and Director

The director named above will serve as director and executive officer of our company until the next annual meeting of the stockholders or until his respective resignation or until his successors have been elected and qualified. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders' meeting. The executive officers of Our company are appointed by our Board and hold office until their death, resignation or removal from office. Officers will hold their positions at the discretion of the Board, absent any employment agreement, of which none currently exists or is contemplated.

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

COMMITTEES OF THE BOARD

All proceedings of our Board were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire Board.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our Board does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

AUDIT COMMITTEE AND FINANCIAL EXPERT

Our Board has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the Mr. Luo, the sole member of our Board is collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our Board does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our Board.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board. The Board has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The board is of the opinion that such committees are not necessary since our company is an early development stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. Other than as described above, we are not aware of any other conflicts of interest of our executive officers and directors.

BOARD'S ROLE IN RISK OVERSIGHT

Our Board assesses on an ongoing basis the risks faced by our company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by our company at that time. In addition, since our company does not have an audit committee, the Board is also responsible for the assessment and oversight of our company's financial risk exposures.

CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, our sole director and executive officer has not, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
•	Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC’s initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of Common Stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5's were required for those persons, we believe that, during the fiscal year ended June 30, 2014, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

CODE OF ETHICS

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Item 11. Executive Compensation.

Neither our current nor our former officers and directors have received any compensation for services rendered to us, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of June 30, 2014.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. There are no understandings or agreements regarding compensation our management will receive after a business combination or otherwise.

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

STOCK OPTION PLAN

During our fiscal year ended June 30, 2014, as well as currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company, neither have we granted any stock options to these individuals since our inception. Upon further development of our business, we will likely grant options to directors and officers consistent with industry standards for development stage companies.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended June 30, 2014.

LONG-TERM INCENTIVE PLAN AWARDS

No awards under any long-term incentive plan were made from inception through June 30, 2014 to any of the executive officers.

DIRECTOR COMPENSATION

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee. Mr. Wenping Luo, our sole director and officer, also serves, or has served, as a director or officer of the issuers set forth in the chart above.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of March 31, 2014 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Wenping Luo Chief Executive Officer and Director	151,000,000	78.1%
All directors and executive officers as a group (1 person)	151,000,000	78.1%

(1) The address of Mr. Luo is c/o Anpulo Food Development, Inc. Hebaliang Industry Park Hangkong Road Laifeng Country Enshi Autonomous Prefecture, Hubei, China 445700.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended June 30, 2014 and 2013, other than the amounts shown in our financial statements, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our Common Stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

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

From time to time, the Company's officer advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At June 30, 2014 and 2013, the Company's due to related party balance amounted to $28,031 and $5,568, respectively.

Director Independence

We do not have any independent directors. Because our Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or
•	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended June 30, 2014 and 2013, we were billed approximately $6,500 and $8,900, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended June 30, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2014 and 2013.

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire Board pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our Board does not have records of what percentage of the above fees was pre-approved. However, all of the above services and fees were reviewed and approved by the entire Board either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 29, 2014	By:	/s/ Wenping Luo
Wenping Luo Chief Executive Officer and Director (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Wenping Luo	Chief Executive Officer and Director	September 29, 2014

Wenping Luo

