Form 10-K
period 2015-06-30
Anpulo Food Development, Inc.
filed 2015-09-29
CIK 1528875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

The aggregate market value of company’s Common Stock held by non-affiliates of the registrant was $0 on December 31, 2014 or as of the last business day of the registrant's most recently completed second fiscal quarter.

As of September 25, 2015, the registrant had 193,460,000 shares of Common Stock issued and outstanding.

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

PLAN OF OPERATIONS

The Company is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Pursuant to Rule 12b-2 under the Exchange Act, the Company is also deemed as a “shell company” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Wenping Luo, our sole officer and director. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

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

It is anticipated that the research of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation in the ordinary course of business.  We are currently not involved in any litigation or are aware of any threatened litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, our Common Stock, any of our subsidiaries, or director or officer of our company or its subsidiaries in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

There is a limited public market for our Common Stock. Our Common Stock are quoted on the OTCQB under the symbol “ANPL”. Trading in stocks quoted on the OTCQB is often thin, if any, and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. As of September 25, 2015, no shares of our Common Stock has been traded and we cannot assure you that there will be a market in the future for our Common Stock.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

HOLDERS

As of September 25, 2015, the 193,460,000 issued and outstanding shares of Common Stock were held by a total of 225 shareholders of record.

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

Our sole officer and director have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Results of Operation

We did not have any revenue for the fiscal years ended June 30, 2015 and 2014, respectively. For the fiscal years ended June 30, 2015 and 2014, we incurred a net loss of $22,515 and $23,185, respectively. The decrease of net loss is primarily attributable to the decrease of general and administrative costs associated with legal, accounting and office expenses.

Liquidity and Capital Resources

	For the Fiscal Years Ended June 30,
	2015	2014
Net cash used in operating activities	$(22,515)	$(23,185)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$25,550	$22,463

Net cash used in operations was $22,515 for the fiscal year ended June 30, 2015 compared to $23,185 for the fiscal year ended June 30, 2014.

Net cash used in investing activities was $nil for the fiscal year ended June 30, 2015 and 2014, respectively.

Cash flows provided by financing activities for the fiscal year ended June 30, 2015 were $22,500 compared to $22,463 for the fiscal year ended June 30, 2014.

As of June 30, 2015, we had no cash in hand. We intend to rely upon the issuance of Common Stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

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

Material Commitments

As of June 30, 2015, we had no material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

Going Concern

The independent auditors' audit report accompanying our June 30, 2015 audited financial statements, included herein, contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Our significant accounting policies are summarized in Note 3 of our financial statements for the year ended June 30, 2015. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Our company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2015 and 2014, our company had no accrued interest or penalties.

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

Item 8.Financial Statements and Supplementary Data. .

Anpulo Food Development, Inc.

INDEX TO FINANCIAL STATEMENTS

Fiscal Years Ended June 30, 2015 and 2014

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2015 AND 2014

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

PAGE	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

PAGES	F-7 - F-12	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Anpulo Food Development, Inc.

We have audited the accompanying balance sheet of Anpulo Food Development, Inc. (the “Company”) as of June 30, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended June 30, 2015 and 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anpulo Food Development, Inc. as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ HHC
Certified Public Accountants

Forest Hills, NY

September 25, 2015

Anpulo Food Development, Inc.

BALANCE SHEETS

	June 30,
	2015	2014
ASSETS
Current Assets:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$1,000	$3,985
Due to related party	53,531	28,031
Total Current Liabilities	54,531	32,016

Stockholders’ Deficiency:
Preferred stock, 50,000,000 shares authorized, par value $0.001, no share issued or outstanding at June 30, 2015 and 2014	-	-
Common stock, 1,000,000,000 shares authorized, par value $0.001, 193,460,000 shares issued and outstanding on June 30, 2015 and 2014, respectively)	193,460	193,460
Discount on stock issued	(146,643)	(146,643)
Deficit accumulated during the development stage	(101,348)	(78,833)
Total Stockholders’ Deficiency	(54,531)	(32,016)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

Anpulo Food Development, Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2015		2014

Operating expenses
General and administrative		$22,515		$23,185
Total operating expenses		22,515		23,185

Loss from operations before income taxes		(22,515)		(23,185)
Provision for income taxes		-		-
Net loss		$(22,515)		$(23,185)

Loss per share – basic and diluted:
Basic and diluted weighted average shares		193,460,000		193,460,000
Basic and diluted loss per share	$	*	$	*

*: less than ($0.01) per share

See accompanying notes to financial statements.

Anpulo Food Development, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Common Stock		Discount on Stock	Deficit Accumulated During
	Shares	Amount	Issued	Development	Total
Balance, June 30, 2013	193,460,000	193,460	(146,643)	(55,648)	(8,831)

Net loss	-	-	-	(23,185)	(23,185)

Balance, June 30, 2014	193,460,000	$193,460	$(146,643)	$(78,833)	$(32,016)

Net loss	-	-	-	(22,515)	(22,515)

Balance, June 30, 2015	193,460,000	$193,460	$(146,643)	$(101,348)	$(54,531)

See accompanying notes to financial statements.

Anpulo Food Development, Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,515)	$(23,185)
Changes in operating assets and liabilities:
Accounts payable	(2,985)	722)
Net cash used in operating activities	(25,500)	(22,463)
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution from issuance of common stock	-	-
Payment of offering costs	-	-)
Proceeds from due to related party	25,500	22,463
Net cash provided by financing activities	25,500	22,463
NET DECREASE IN CASH	-	-)
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to financial statements.

Anpulo Food Development, Inc.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2015 and 2014

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

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2015 and 2014

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $54,531 and an accumulated deficit of $101,348 as of June 30, 2015 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2015 and 2014

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and 2014, the Company had no cash and cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase Common Stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended June 30, 2015 and 2014. However, if present, a separate computation of diluted loss per share would not have been presented, as these Common Stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2015 and 2014

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

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of June 30, 2015 and 2014, the Company has not generated any taxable income and, therefore, has no tax liability. As of June 30, 2015, the Company has available operating loss carry forwards of approximately $53,531, which expire in 2035.

Anpulo Food Development, Inc.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2015 and 2014

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

From time to time, the Company's officer advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At June 30, 2015 and 2014, the Company's due to related party balance amounted to $53,531 and $28,031, respectively.

Anpulo Food Development, Inc.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2015 and 2014

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

NOTE 6—GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $101,348 from inception and a working capital deficit and stockholders’ deficiency of $54,531 at June 30, 2015 and used $100,348 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern. There is no guarantee that the Company will be successful in these efforts.

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

Based upon his controls evaluation, our Chief Executive Officer has concluded that, as of June 30, 2015, our company's disclosure controls and procedures were not effective to provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2015. Based on this assessment, management concludes that our internal controls were not effective as of June 30, 2015, for the material weaknesses describe below:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the name of our sole director and officer.

Name	Age	Position
Wenping Luo	46	Chief Executive Officer and Director

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

WENPING LUO - CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Wenping Luo has acted as our Company's Chief Executive Officer, Chief Financial Officer and director since January 7, 2013. Mr. Luo graduated with bachelor degree from Wuhan University in 1998. Mr. Luo has over 20 years of experience in food development, processing, marketing, and wholesale and retail distributions. Mr. Luo has been the founder and chairman of Laifeng Anpulo Food Development Group Co., Ltd since 2005. Laifeng Anpulo Food Development Group Co., Ltd. engages in processing and distribution of branded meat and food products in the People's Republic of China.

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

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board. The Board has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The board is of the opinion that such committees are not necessary since our Company is an early stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. Other than as described above, we are not aware of any other conflicts of interest of our executive officers and directors.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5's were required for those persons, we believe that, during the fiscal year ended June 30, 2015, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of June 30, 2015.

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

STOCK OPTION PLAN

During our fiscal year ended June 30, 2015, as well as currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company, neither have we granted any stock options to these individuals since our inception. Upon further development of our business, we will likely grant options to directors and officers consistent with industry standards for development stage companies.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended June 30, 2015.

LONG-TERM INCENTIVE PLAN AWARDS

No awards under any long-term incentive plan were made from inception through June 30, 2015 to any of the executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of June 30, 2015 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Wenping Luo Chief Executive Officer, Chief Financial Officer and Director	151,000,000	78.1%
All directors and executive officers as a group (1 person)	151,000,000	78.1%

(1) The address of Mr. Luo is c/o Anpulo Food Development, Inc. Hebaliang Industry Park Hangkong Road Laifeng Country Enshi Autonomous Prefecture, Hubei, China 445700.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended June 30, 2015 and 2014, other than the amounts shown in our financial statements, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our Common Stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

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

From time to time, the Company's officer advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At June 30, 2015 and 2014, the Company's due to related party balance amounted to $53,531 and $28,031, respectively.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended June 30, 2015 and 2014, we incurred approximately $6,500, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended June 30, 2015 and 2014, we did not incur any fee relating to professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2015 and 2014.

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

*Filed herewith.

+In accordance with SEC Release 3308238, Exhibit 32.1 is deemed furnished and not filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 29, 2015	By:	/s/ Wenping Luo
Wenping Luo Chief Executive Officer, Chief Financial Officer and Director (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wenping Luo	Chief Executive Officer, Chief Financial Officer and Director	September 29, 2015

Wenping Luo

