Form 10-Q
period 2015-09-30
Anpulo Food Development, Inc.
filed 2015-11-13
CIK 1528875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 13, 2015, the registrant had 193,460,000 shares of common stock, par value $0.001 per share, issued and outstanding.

ANPULO FOOD DEVELOPMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

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

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements.

Anpulo Food Development Inc.

Balance Sheets

	2015
	September 30,	June 30,
	(Unaudited)
Assets
Total assets	$-	$-
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$-	$1,000
Due to related party	61,685	53,531
Total Liabilities	61,685	54,531
Stockholders’ Deficiency:
Preferred stock ($0.001 par value, 50,000,000 shares authorized, no share issued or outstanding at September 30 and June 30, 2015, respectively.)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 193,460,000 shares issued and outstanding at September 30 and June 30, 2015.)	193,460	193,460
Discount on stock issued	(146,643)	(146,643)
Accumulated deficit	(108,502)	(101,348)
Total Stockholders’ Deficiency	(61,685)	(54,531)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

Anpulo Food Development Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
Operating expenses
General and administrative expenses	$7,154	$1,500
Selling expenses	-	-
Total operating expenses	7,154	1,500

Other income (expense):
Interest expenses	-	-
Total other income (expense)	-	-

Loss from operations before income taxes	(7,154)	(1,500)
Provision for income taxes	-	-
Net loss	$(7,154)	$(1,500)

Basic and diluted weighted average shares	193,460,000	193,460,000
Basic and diluted loss per share	$(0.00)	$(0.00)

See accompanying notes to financial statements.

Anpulo Food Development Inc.

Statements of Changes in Stockholderes’ Deficiency

(Unaudited)

	Common Stock		Discount on Stock	Common Stock Subscribed	Accumulated
	Shares	Amount	Issued	Not Issued	Deficit	Total
Balance, June 30, 2014	193,460,000	$193,460	$(146,643)	$-	$(78,833)	$(32,016)

Net loss	-	-	-	-	(22,515)	(22,515)
Balance, June 30, 2015	193,460,000	193,460	(146,643)	-	(101,348)	(54,531)

Net loss	-	-	-	-	(7,154)	(7,154)
Balance, September 30, 2015	193,460,000	$193,460	$(146,643)	$-	$(108,502)	$(61,685)

See accompanying notes to financial statements.

Anpulo Food Development Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,154)	$(1,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,000)	(985)
Net cash used in operating activities	(8,154)	(2,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	8,154	2,485
Net cash provided by financing activities	8,154	2,485

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLMENTAL DISCLOSURE:
Cash paid during the period for:
Interest expense paid	$-	$-
Income tax paid	$-	$-

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

Anpulo Food Development Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $61,685 and an accumulated deficit of $108,502 as of September 30, 2015 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim Financial Statements

These unaudited financial statements as of and for the three months ended September 30, 2015 and 2014, and for the period from October 4, 2010 (Inception) to September 30, 2015, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended June 30, 2015 and 2014 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on September 29, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended September 30, 2015 are not necessarily indicative of results for the entire year ending June 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30 and June 30, 2015, the Company had no cash and cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended September 30, 2015 and the year ended June 30, 2015. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

Anpulo Food Development Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of September 30 and June 30, 2015.

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

From time to time, the Company's officer advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At September 30 and June 30, 2015, the Company's due to related party balance amounted to $61,685 and $53,531, respectively.

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

Anpulo Food Development Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 6—GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $108,502 from inception, a working capital deficit and stockholders’ deficiency of $61,685 and $54,531 at September 30 and June 30, 2015, and used $108,502 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed financial statements and notes thereto for the three months ended September 30, 2015, (ii) the financial statements and notes thereto for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2015 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Aside from certain information as of June 30, 2015 all amounts herein are unaudited. Unless the context otherwise indicates, references to “Anpulo,” “we,” “our,” “us” and the “Company” refer to Anpulo Food Development, Inc.

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next twelve (12) months and beyond such time will be paid with money to be loaned to or invested in us by our principal stockholder and management. During the next twelve (12) months we anticipate incurring costs related to filing of the reports required under the Securities Exchange Act of 1934, as amended, and consummating an acquisition.

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

Results of Operation

We have not had any revenue since inception. For the three months ended September 30, 2015 and 2014 we incurred a net loss of $7,154 and $1,500, respectively. The increase of net loss is mainly attributable to the increase of general and administrative expenses, which is mainly due to the increase of professional fees. Since inception we have incurred a net loss of $108,502. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30 and June 30, 2015, we had cash of $0. We intend to rely upon the issuance of our common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $7,154 and $1,500, respectively, for the three months ended September 30, 2015 and 2014. Cash used in operating activities for the three months ended September 30, 2015 and 2014 were $8,154 and $2,485, respectively. Cash used in investing activities for the three months ended September 30, 2015 and 2014 were $nil respectively. Cash provided by financing activities for the three months ended September 30, 2015 and 2014 were $8,154 and $2,485 respectively. As of September 30 and June 30, 2015, we had a stockholders’ deficiency of $61,685 and $54,531. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2015, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Anpulo Food Development, Inc.

November 13, 2015	By	/s/ Wenping Luo
Wenping Luo
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

